Form 10-Q
period 2004-09-30
BLACKHAWK CAPITAL GROUP BDC INC
filed 2004-11-22
CIK 1294345

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended September 30, 2004.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No. 814-00678

BLACKHAWK CAPITAL GROUP BDC, INC.
(Name of Small Business Issuer in its Charter)

Delaware	20-1031329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Wall Street, 11th Floor
New York, New York 10005
(Address of Principal Executive Offices)

Registrant's telephone number, including area code (212) 566-8300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X     No         (2) Yes X     No

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

11,926,800 - November 15, 2004

BLACKHAWK CAPITAL GROUP BDC, INC.
FORM 10-Q
September 30, 2004

INDEX

PART I - FINANCIAL INFORMATION	Page

Item 1 - Financial Statements

Balance Sheet -
September 30, 2004

Statements of Operations -
For the Three Months Ended September 30, 2004 and From Inception (April 26, 2004) to September 30, 2004

Statement of Stockholders’ Equity -
For the Three Months Ended September 30, 2004 and From Inception (April 26, 2004) to September 30, 2004

Statements of Cash Flows -
For the Three Months Ended September 30, 2004 and From Inception April 26, 2004 to September 30, 2004

Notes to Financial Statements -
For the Three Months Ended September 30, 2004

Item 2 - Plan of Operation

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKHAWK CAPITAL GROUP BDC INC.

BALANCE SHEET

SEPTEMBER 30, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 195
TOTAL CURRENT ASSETS	195

OTHER ASSETS:
Deferred offering costs	89,407

TOTAL ASSETS	$89,602

LIABILITIES AND STOCKHOLDERS= EQUITY

CURRENT LIABILITIES:
Accrued expenses	$ 89,482
TOTAL CURRENT LIABILITIES	89,482

STOCKHOLDERS= EQUITY:
Common stock, $.00001 par value
1,000,000,000 shares authorized
11,000,000 shares issued and outstanding	110
Preferred stock, $.00001 par value
15,000,000 shares authorized
8,500,000 shares issued and outstanding	85
Accumulated deficit	(75)
TOTAL STOCKHOLDERS= EQUITY	120

TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY	$89,602

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004	FROM INCEPTION (APRIL 26, 2004) TO SEPTEMBER 30, 2004

REVENUES	$ -	$ -

EXPENSES	-	75

NET LOSS	$ -	$(75)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF STOCKHOLDERS= EQUITY

FROM INCEPTION (APRIL 26, 2004) TO SEPTEMBER 30, 2004

TOTAL	-----COMMON STOCK----		-PREFERRED STOCK-		ACCUMULATED DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT

Sale of common stock	$110	11,000,000	$110	-	$ -	$ -

Sale of preferred stock	85			8,500,000	85	-

Net loss	(75)	-	-	-		(75)

BALANCE-SEPTEMBER 30, 2004	$120	11,000,000	$110	8,500,000	$ 85	$(75)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF CASH FLOWS

FROM INCEPTION (APRIL 26, 2004) TO SEPTEMBER 30, 2004

OPERATING ACTIVITIES:
Net loss	$ (75)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses	89,332
Deferred offering costs	(89,407)

NET CASH USED IN OPERATING ACTIVITIES	0

FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	195

NET CASH PROVIDED BY FINANCING ACTIVITIES	195

INCREASE IN CASH AND CASH EQUIVALENTS
AND CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 195

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

1	SIGNIFICANT ACCOUNTING POLICIES

Business description

Blackhawk Capital Group BDC Inc. (Athe Company@) was incorporated under the General Corporation Laws of the State of Delaware on April 26, 2004 to engage in any lawful corporate undertaking. The Company will elect to be treated as a business development company under the Investment Company Act of 1940, as amended.

As of May 21, 2004 the Company had not commenced any business operations other than the incorporation of the Company and the retention of attorneys, accountants and investment bankers.

The Company is anticipating selling sufficient shares of common stock at a yet undetermined price per share in order to raise an aggregate of $5,000,000.

The Company expects that its portfolio will be comprised primarily of investments in short-term and long-term subordinated loans, referred to as mezzanine loans, and senior secured loans of private middle-market companies, and may include equity interests such as warrants or options received in connection with their debt investments. These investments will range between $100,000 and $500,000 each, although this investment size may vary.

While the Company=s primary focus will be to generate current income through investments in loans, it may invest up to 30% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in commercial leases, private equity or securities of public companies that are thinly traded.

Deferred offering costs

Deferred offering costs represent legal and investment banking fees incurred in connection with the proposed offering of common stock referred to above. These costs will be charged to capital in excess of par value upon the successful completion of the offering, or to expense if the offering is not successful.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

ITEM 2. PLAN OF OPERATION

GENERAL

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations, competitive market conditions, success of the Company's business strategy, and other risks and uncertainties currently unknown to management.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of investments, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

The recoverability of long-lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

VALUATION OF INVESTMENTS

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

1.  Total amount of Blackhawk's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

2.   Total revenues for the preceding twelve months ("R").

3.   Earnings before interest, taxes and depreciation ("EBITD").

4.   Estimate of likely sale price of investment ("ESP").

5.   Net assets of investment ("NA").

6.  Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

•	Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.

•	Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

•	Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

Blackhawk has not retained independent appraises to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

COMPANY STRATEGY

Blackhawk Capital Group BDC, Inc. (the "Company” or “Blackhawk") is a closed-end, non - diversified Investment Company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Blackhawk is engaged in the business of investing in small to mid-sized companies. A business development company is a type of Investment Company that generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offers significant managerial assistance to such companies.

Blackhawk is currently engaged in an offering of its securities pursuant to Regulation E-1 under the Investment Company Act. We have not yet acquired an interest in any companies, nor are we providing managerial assistance to any companies.

Business development companies are not subject to the full extent of regulation under the Investment Company Act. Blackhawk is primarily engaged in the business of investing in and providing managerial assistance to developing companies, which, in its opinion, have significant potential for growth. Blackhawk's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. Currently, our investment activity is limited by our working capital. There is no assurance that our objective will be achieved.

On September 20, 2004, the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

SEARCH FOR TARGET COMPANIES

Blackhawk will search for target companies as potential candidates for an investment and stock acquisition.

Blackhawk has not entered into agreements with any third parties to locate potential investment and acquisition candidates.

Blackhawk may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. If Blackhawk engages in solicitation, no estimate can be made as to the number of persons who may be contacted or solicited. Blackhawk may utilize consultants in the business and financial communities for referrals of potential target companies. There is no assurance that Blackhawk will locate a target company or that an acquisition or investment will be successful.

MANAGEMENT OF BLACKHAWK

Blackhawk has no full time employees. There are three officers all of whom are shareholders of Blackhawk, as well: Craig A. Zabala, President, Chief Executive Officer and Chairman of the Board; Robert M. Fujii, Chief Financial Officer; and Brad D. Silver, Executive Vice President, Secretary and director. Each member of management has agreed to allocate a limited portion of his time to the activities of Blackhawk after the effective date of the registration statement without compensation. Potential conflicts may arise with respect to the limited time commitment by Management and the potential demands of the activities of Blackhawk.

GENERAL BUSINESS PLAN

The purpose of Blackhawk is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity. Blackhawk will not restrict its search to any specific business, industry, or geographical location and Blackhawk may participate in a business venture of virtually any kind or nature. Management anticipates that initially, Blackhawk will be able to participate in only a small number of potential business ventures because Blackhawk has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the shareholders of Blackhawk because it will not permit Blackhawk to offset potential losses from one venture against gains from another.

On September 20, 20004, Blackhawk elected to be treated as a Business Development Company and subject itself to the rules and regulations under the Investment Company Act of 1940. Currently, Blackhawk is engaged in an offering to raise between $7,500 and $450,000 to invest in additional companies. As of November 15, 2004, Blackhawk has sold 926,800 shares for a total of $9,268.

Blackhawk may seek an investment and stock acquisition of entities which have recently commenced operations, or which wish to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

Blackhawk seeks to invest in small operating companies, and in return, to receive a interest in such companies. Blackhawk will also offer managerial services to both companies in which it invest, as well as others.

In analyzing prospective business opportunities, Blackhawk may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of Blackhawk; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of Blackhawk to search for and enter into potential business opportunities. Blackhawk’s investment committee will assign a fair value to its investments.

Blackhawk will not restrict its search for any specific kind of business entities, but may acquire an interest in a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which Blackhawk may become engaged, or whether such business may need to seek additional capital.

TERMS OF A STOCK ACQUISITION

In implementing a structure for a particular stock acquisition or investment, Blackhawk may become a party to a consolidation, joint venture, licensing agreement or other arrangement with another corporation or entity. Blackhawk may offer to take control of its board of directors and/or management.

It is anticipated that any securities issued in any such stock acquisition would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the target company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.

Blackhawk will participate in a stock acquisition only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

If Blackhawk stops or becomes unable to continue to pay its operating expenses Blackhawk may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target.

The Board of Directors has passed a resolution which establishes a policy that Blackhawk will not seek an acquisition with any entity in which an officer, director, shareholder or any affiliate or associate of Blackhawk serves as an officer or director or affiliate.

UNDERTAKINGS AND UNDERSTANDINGS REQUIRED OF TARGET COMPANIES

As part of a subscription agreement to purchase shares of a target company, Blackhawk intends to obtain certain representations and warranties from a target company as to its conduct following the stock acquisition. The target company may also request certain representation from Blackhawk such as (i) the agreement of Blackhawk to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act for at least a specified period of time; (ii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the Investment Company Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

Prior to completion of an investment and/or share acquisition, Blackhawk may require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements; and other information deemed relevant.

COMPETITION

Blackhawk will remain an insignificant participant among business development companies. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than Blackhawk. In view of Blackhawk's combined limited financial resources, Blackhawk will continue to be at a significant competitive disadvantage compared to Blackhawk's competitors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We intend to invest in small and medium-sized companies, and our investments will considered speculative in nature. Our investments may include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, we may be subject to risk of loss which may prevent our stockholders from achieving price appreciation and dividend distributions. The portion of our portfolio consisting of investments in private companies will also be subject to valuation risk. We expect to value our privately held investments based on a determination of their fair value made in good faith by our board of directors on a quarterly basis in accordance with our established guidelines. In the absence of a readily ascertainable market value, the estimated values of our future investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation will be recorded in our statements of operations as "Net unrealized gain (loss) on investments."

We consider the management of equity price risk essential to conducting our business and maintaining our profitability. It is our goal that in the near future our portfolio will consist of investments in private companies. We anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a long-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. This could also affect our ability to generate cash through the sale of private equity investments, since there may not be realistic initial public offering opportunities.

ITEM 4. CONTROLS AND PROCEDURES

(a)  As of the end of the period covered by this quarterly report on Form10-Q, the Company's chief executive officer and chief financial officer conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

(b)  There have not been any significant changes in the Company's internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004 we sold 926,800 shares of our common stock under Regulation E at $.01 per share. We are still engaged in this offering. The maximum offering is $450,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)   Reports on Form 8-K

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2004	By: /s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer