Form 10-K
period 2004-12-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2005-04-12
CIK 1294345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004
Commission File Number: 814-00678

BLACKHAWK CAPITAL GROUP BDC, INC.
(Name of Small Business Issuer in its charter)

Delaware	20-1031329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Wall Street, 11th Floor, New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (212) 566-8300

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.0001 Par Value
(Title of Class)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Blackhawk was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

Indicate by check mark where Blackhawk is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ___ No X.

The aggregate market value of the voting stock held by non-affiliates of Blackhawk was approximately $118,482.94 on March 15, 2005 based on offering price of $.01 in the offering circular filed along with a Form 1-E with the Securities and Exchange Commission on September 20, 2004. For the purposes of the foregoing sentence, the term "affiliate" includes each director and officer of Blackhawk.

The number of shares outstanding of Blackhawk's common stock on March 29, 2005 was 14,923,563.

TABLE OF CONTENTS

Page
GENERAL NOTE
PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Common Equity, Related Stockholder Matters and and Issuer Purchase of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis or Plan of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships And Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

GENERAL NOTE

The matters discussed in this section and in certain other sections of this Form 10-K contain forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause Blackhawk's actual results to differ materially from those projected in the forward-looking statements made in this Report. Among the key factors that have a direct bearing on Blackhawk's results of operations include:

▪
General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

▪	Success of operating initiatives; changes in business strategy or development plans; management of growth;

▪	Availability, terms and deployment of capital;

▪	Costs and other effects of legal and administrative proceedings;

▪	Dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

▪	Development risks; risks relating to the availability of financing, and

▪	Other factors referenced in this Report.

Because the risks factors referred to above could cause actual results or outcome to differ materially from those expressed in any forward-looking statements made by Blackhawk, you should not place undue reliance on any such forward-looking statements. Other factors may be described from time to time in Blackhawk's other filings with the Securities and Exchange Commission, news releases and other communications. Further, any forward-looking statement speaks only as of the date on which it is made and Blackhawk undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Blackhawk to predict which will arise. In addition, Blackhawk cannot assess the impact of each factor on Blackhawk's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Subsequent written and oral forward-looking statements attributable to Blackhawk or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-K.

Blackhawk has been and is currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. In accordance with those requirements, we file reports and other information with the Securities and Exchange Commission. Such reports and other information can be inspected and copied at the public reference facilities maintained by the SEC. Please call the SEC at 1-800-SEC-0330 for more information on the operation of its public reference rooms. The SEC also maintains a Web site that contains reports, proxy and information statements and other materials that are filed through the SEC's Electronic Data Gathering, Analysis, and Retrieval (EDGAR) system. This Web Site can be accessed at http://www.sec.gov. Our reports, registration statements, proxy and information statements and other information that we file electronically with the SEC are available on this site.

PART I

Item 1. Business

On September 20, 2004, Blackhawk Capital Group BDC Inc. ("Blackhawk" or the “Company” or “we”) filed a Form N-54A Notification with the Securities and Exchange Commission, electing to become a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940.

Blackhawk was incorporated on April 26, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking. Blackhawk has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and sales pursuant to an offering under Rule 1-E.

Blackhawk will attempt to locate and negotiate with eligible portfolio companies for Blackhawk to invest in, lend funds to, acquire an interest in and/or possibly manage. Blackhawk intends to offer managerial assistance to eligible portfolio companies in which it invests.

As a business development company, Blackhawk is able to raise money to acquire interests in small private business, as well as larger private companies. We intend to seek equity positions and on going relationships with companies offering sustainable and profitable growth. We do not intend to limit our acquisitions to a single line of business or industry.

All acquisitions will be designed to enhance shareholders value through capital appreciation and dividend payments.

Our business objectives may not be changed without a vote of the holders of the majority of the voting securities.

Blackhawk may invest in a variety of securities, including bonds, convertible debentures, preferred stock and common stock. We have not set a policy as to what proportion of our assets may be invested in any type of security, nor have we set a policy regarding a potential concentration in any particular industry or group of industries.

Blackhawk will seek to render significant managerial assistance to and/or control of eligible companies. While we do not currently intend to invest as part of a group, we have not set any policy to that effect, and may determine to so invest in the future without seeking shareholder approval. We have not yet set a policy with respect to any assets that are not required to be invested in eligible portfolio companies or other companies qualifying under Section 55 of the Investment Company Act of 1940.

Blackhawk may not withdraw its election as a business development company without approval by the majority of the outstanding voting securities.

Consistent with its objective of long-term capital appreciation, Blackhawk consults with its investees with respect to obtaining capital and offers managerial assistance to selected businesses that, in the opinion of our Management, have a significant potential for growth.

In addition to acquiring investment positions in new and developing companies, Blackhawk may also occasionally invest in more mature privately and publicly-held companies, some of which may be experiencing financial difficulties, but which, Blackhawk believes, have potential for further development or revitalization, and which, in the long-term, could experience growth and achieve profitability.

Should its working capital position allow it to do so, Blackhawk plans to take advantage of other opportunities to maintain and create independent companies with a significant potential for growth. Our priorities for the future will be to attempt to (1) maximize the value and liquidity of our present investees, (2) increase cash flow and intermediate term value through the acquisition of securities or assets of established companies, and (3) make investments in new and developing companies.

We have no fixed policy as to the business or industry group in which we may invest or as to the amount or type of securities or assets that we may acquire. To date, we have not made any investments. We seek to assist our investee companies and their management teams in devising realistic business strategies and obtaining necessary financing.

Blackhawk believes that it will be most likely to succeed in its investment strategies if its investee companies have strong management teams. Generally, Blackhawk intends to focus as much or more on finding and supporting business executives who have the ability, entrepreneurial motivation and experience required to build independent companies with a significant potential for growth, as it will on identifying, selecting and financing investment opportunities based on promising ideas, products or marketing strategies. Consistent with this belief, Blackhawk believes it will be able to provide investee companies with managerial assistance. For example, we intend to encourage our investee companies to afford their management teams opportunities for meaningful equity participation and assist them in planning means to accomplish this result.

Blackhawk has never paid cash dividends nor does it have any present intent to do so.

Business development is by nature a high-risk activity that often results in substantial losses. The companies in which Blackhawk intends to invest often lack effective management, face operating problems and have incurred substantial losses. Potential investees include established businesses which may be experiencing severe financial or operating difficulties or may, in the opinion of their management, be managed ineffectively and yet have the potential for substantial growth or for reorganization into separate independent companies.

Blackhawk will attempt to reduce the level of its investment risks through one or more of the following factors:

▪	carefully investigating potential investees;

▪	financing only what it believes to be practical business opportunities, as contrasted to research projects;

▪	selecting effective, entrepreneurial management for its investees;

▪	providing managerial assistance and support to investees in areas, where the need is apparent;

▪	obtaining, alone or with others, actual or working control of its investees;

▪	supporting the investees in obtaining necessary financing, and, where feasible, arranging major contracts, joint ventures or mergers and acquisitions; and

▪	where possible, maintaining sufficient capital resources to make follow-on investments where necessary, appropriate and feasible.

As a business development company, Blackhawk is subject to the provisions of Sections 55 through 65 of the Investment Company Act of 1940, as amended, and certain additional provisions of that Act made applicable to business development companies by Section 59 of that Act. Under these regulations, Blackhawk's investment policies are defined and subject to certain limitations. Furthermore, under Section 58 of that Act, Blackhawk may not withdraw its election to be so regulated without the consent of a majority of its issued and outstanding voting securities.

Blackhawk has no fixed policy as to any particular business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. Blackhawk may in the future invest in assets that are not qualifying assets as defined by Section 55 of the Investment Company Act; however, no such additional assets have been identified as of March 15, 2005, and Blackhawk does not intend to fall below the 70% requirement as set forth in Section 55 of that Act.

Blackhawk seeks to achieve its objectives in accordance with the following general policies:

(1)	Blackhawk intends to acquire securities through negotiated private placement transactions directly from the investee company, its affiliates, or third parties, or through open market transactions.

(2)
Blackhawk will attempt to acquire, if possible and consistent with Blackhawk's capital resources, a large or controlling interest in its investees through purchases of equity securities, including warrants, options, and other rights to acquire such securities combined, if appropriate, with debt securities, including demand notes, term loans and guarantees, or debt instruments or preferred stock, convertible into, or with warrants to purchase additional equity securities.

(3)	Blackhawk may make additional or "follow-on" investments in its investees, when appropriate to sustain the investees or to enhance or protect Blackhawk’s existing investment.

(4)
Blackhawk will determine the length of time it will retain its investment by evaluating the facts and circumstances of each investee and Blackhawk’s relationship with such investee. Blackhawk may retain its investments for a relatively long period, sometimes as long as many years, with the result that its rate of portfolio turnover may be low. Investments may be retained until, in the sole opinion of Blackhawk, the investee company has a demonstrated record of successful operations and there is a meaningful public market for its securities which reflects the investment value Blackhawk sought (or such a market can be readily established) or until Blackhawk, in its sole discretion, decides that its investment is not likely to result in future long-term capital appreciation.

At the time of sale of Blackhawk’s portfolio securities, there may not be a market of sufficient stability to allow Blackhawk to sell its entire position, potentially resulting in Blackhawk not being able to sell such securities at prevailing market prices or at the prices at which Blackhawk may have valued its position in the investee's securities.

Valuation-Policy Guidelines

Blackhawk's Board of Directors is responsible for the valuation of Blackhawk’s assets in accordance with its approved guidelines. Blackhawk's Board of Directors is responsible for (1) recommending overall valuation guidelines and (2) the valuation of the specific investments.

There is a range of values which are reasonable for an investment at any particular time. Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. To increase objectivity in valuing the securities, Blackhawk intends to use external measures of value such as public markets or significant third-party transactions whenever possible. Neither a long-term workout value nor an immediate liquidation value will be used, and no increment of value will be included for changes which may take place in the future. Certain members of Blackhawk's Board of Directors may hold positions in some of Blackhawk's investee companies and certain members of the Board of Directors may hold officer or director positions with some of Blackhawk's investee companies.

Valuations assume that, in the ordinary course of its business, Blackhawk will eventually sell its position in the private or public market or may distribute its larger positions to its stockholders. Accordingly, no premiums will be placed on investments to reflect the ability of Blackhawk to sell block positions or control of companies, either by itself or in conjunction with other investors.

In fact, in certain circumstances, Blackhawk may have to sell the securities it owns of its investees in the open market at discounts to market prices at the time of sale, due to the large position it may hold relative to the average daily trading volume.

Blackhawk intends to use four basic methods of valuation for its investments and there are variations within each of these methods. Blackhawk's Board of Directors, in its sole discretion, has determined that Blackhawk's four basic valuation methods constitute fair value. As an investee evolves, its progress may sometime require changes in Blackhawk's method of valuing the investee's securities. Blackhawk's investment will be separated into its component parts (such as debt, preferred stock, common stock or warrants), and each component will be valued separately to arrive at a total value. Blackhawk believes that a mixture of valuation methods is often essential to represent a fair value of Blackhawk's investment position in any particular investee. For example, one method may be appropriate for the equity securities of a company while another method may be appropriate for the senior securities of the same company. In various instances of valuation, the Board of Directors of Blackhawk may modify the valuation methods mentioned below based on the Board of Directors best judgment in any particular situation.

The Cost Method values an investment based on its original cost to Blackhawk, adjusted for the amortization of original issue discount, accrued interest and certain capitalized expenditures of Blackhawk. While the cost method is the simplest method of valuation, it is often the most unreliable because it is applied in the early stages of an investee's development and is often not directly tied to objective measurements. All investments are carried at cost until significant positive or adverse events subsequent to the date of the original investment warrant a change to another method. Some examples of such events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for the investee's common stock; and (5) material positive or adverse changes in the investee's business.

The Appraisal Method is used to value an investment position based upon a careful analysis of the best available outside information when there is no established public or private market in the investee company's securities and it is no longer appropriate to use the cost method. Comparisons are made using factors (such as earnings, sales or net worth) that influence the market value of similar public companies or that are used in the pricing of private transactions of comparable companies. Major discounts, usually 50%, are taken when private companies are appraised by comparing private company to similar public companies. Liquidation value may be used when an investee company is performing substantially below plan and its continuation as an operating entity is in doubt. Under the appraisal method, the differences among companies in terms of the source and type of revenues, quality of earnings, and capital structure are carefully considered.

An Appraisal Method value can be defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or to sell, and both have reasonable knowledge of all the relevant facts. In the case of start-up companies where the entire assets may consist of only one or more of the following: (1) a marketing plan, (2) management or (3) a pilot operation, an evaluation may be established by capitalizing the amount of the investment that could reasonably be obtained for a predetermined percentage of the ownership in the particular company. Valuations under the appraisal method are considered to be more subjective than the cost, public market or private market methods.

The Private Market Method uses third-party transactions (actual or proposed) in the investee's securities as the basis for valuation. This method is considered to be an objective measure of value since it depends upon the judgment of a sophisticated, independent investor. Actual firm offers are used as well as historical transactions, provided that any offer used was seriously considered and well documented.

The Public Market Method is the preferred method of valuation when there is an established public market for the investee's securities, since that market provides the most objective basis for valuation. In determining whether the public market is sufficiently established for valuation purposes, we intend to examine the trading volumes, the number of stockholders and the number of market makers. Under the public market method, as well as under the other valuation methods, we may discount investment positions that are subject to significant legal, contractual or practical restrictions. When an investee's securities are valued under the Public Market Method, Common Stock equivalents such as presently exercisable warrants or options are valued based on the difference between the exercise price and the market value, subject to management and board discretion, of the underlying common stock.

Regulation - Business Development Companies

The following is a summary description of the Investment Company Act of 1940, as amended, as applied to business development companies. This description is qualified in its entirety by reference to the full text of the Act and the rules promulgated thereunder by the Securities and Exchange Commission (the "SEC").

The Small Business Investment Incentive Act of 1980 became law on October 21, 1980. This law modified the provisions of the Investment Company Act of 1940, as amended, that are applicable to a company, such as Blackhawk, which elects to be treated as a "business development company." Blackhawk elected to be treated as a business development company on September 20, 2004. Blackhawk may not withdraw its election without first obtaining the approval of a majority of its outstanding voting securities.

A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" and certain bankrupt or insolvent companies and must make available significant managerial assistance to its investee companies. An eligible portfolio company generally is a United States company that is not an investment company (except for wholly-owned SBIC's licensed by the Small Business Administration) and (1) does not have a class of securities included in the Federal Reserve Board's over-the-counter margin list, (2) is actively controlled by the business development company and has an affiliate of the business development company on its board of directors, or (3) meets such other criteria as may be established by the SEC. Control, under the Investment Company Act of 1940, as amended, is presumed to exist where the business development company, and its affiliates or related parties, own 25% or more of the issued and outstanding voting securities of the investee.

The Investment Company Act of 1940, as amended, prohibits or restricts a registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act of 1940, as amended, limits the type of assets that Blackhawk may acquire to "qualifying assets" and certain other assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of Blackhawk's assets consists of qualifying assets. The effect of this regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time Blackhawk acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of Blackhawk's initial acquisition of their securities but are no longer eligible, provided that Blackhawk has maintained a substantial portion of its initial investment in those companies; (4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt. The Investment Company Act of 1940, as amended, also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. As of March 29, 2005, Blackhawk has not yet made any investments.

Blackhawk is permitted by the Investment Company Act of 1940, as amended, under specified conditions, to issue multiple classes of senior debt and preferred stock, if its asset coverage, as defined in the Investment Company Act of 1940, as amended, is at least 200% after the issuance of the debt or the preferred stock. Blackhawk currently has no policy regarding issuing of multiple classes of senior debt.

Blackhawk may issue, in limited amounts, warrants, options and rights to purchase its securities to its directors, officers and employees (and provide loans to such persons for the exercise thereof) in connection with an executive compensation plan, if certain conditions are met. These conditions include the authorization of such issuance by a majority of Blackhawk's voting securities (as defined below) and the approval by a majority of the independent members of the Board of Directors and by a majority of the Directors who have no financial interest in the transaction. The issuance of options, warrants or rights to Directors who are not also Officers requires the prior approval of the SEC.

As defined in the Investment Company Act of 1940, as amended, the term "majority of a Registrant 's issued and outstanding voting securities" means the vote of (a) 67% or more of a Registrant 's issued and outstanding common stock present at a meeting, if the holders of more than 50% of the issued and outstanding common stock are present or represented by proxy, or (b) more than 50% of a Registrant's outstanding common stock, whichever is less.

Blackhawk may sell its securities at a price that is below the prevailing net asset value per share only upon the approval of the policy by the holders of a majority of its issued and outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, at its last Annual Meeting or within one year prior to the transaction. In addition, Blackhawk may repurchase its Common Stock, subject to the restrictions of the Investment Company Act of 1940, as amended.

In accordance with the Investment Company Act of 1940, as amended, a majority of the members of Blackhawk's Board of Directors must not be "interested persons" of Blackhawk, as that term is defined in the Investment Company Act of 1940, as amended. Generally, "interested persons" of Blackhawk include all affiliated persons of Blackhawk and members of their immediate families, any "interested person" of an underwriter or of an "investment advisor" to Blackhawk, any person who has acted as legal counsel to Blackhawk within the last two fiscal years, or any broker or dealer, or affiliate of a broker or dealer.

Most of the transactions involving Blackhawk and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the Investment Company Act of 1940, as amended, prior to its amendment by the Small Business Investment Incentive Act now require the prior approval of a majority of Blackhawk's independent Directors and a majority of the Directors having no financial interest in the transactions. The effect of this Amendment is that Blackhawk may engage in certain affiliated transactions that would be prohibited, absent prior SEC approval in the case of investment companies, which are not business development companies. However, transactions involving certain closely affiliated persons of Blackhawk, including its Directors, Officers and Employees, still require the prior approval of the SEC. In general, "affiliated persons" of a person include: (a) any person who owns, controls or holds with power to vote, more than five percent of Blackhawk's issued and outstanding Common Stock, (b) any Director, Executive Officer or General Partner of that person, (c) any person who directly or indirectly controls, is controlled by, or is under common control with that person, and (d) any person five percent or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote, by such other person. Such persons generally must obtain the prior approval of a majority of Blackhawk's independent directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving Blackhawk or any company controlled by Blackhawk. In accordance with the Investment Company Act of 1940, as amended, a majority of the members of Blackhawk's Board of Directors are not interested persons as defined in the Act of 1940, as amended. The Investment Company Act generally does not restrict transactions between Blackhawk and its investee companies.

Finally, notwithstanding restrictions imposed under Federal Securities Laws, it is anticipated that Blackhawk will acquire securities of investee companies pursuant to stock purchase agreements or other agreements that may further limit Blackhawk's ability to distribute, sell or transfer such securities. And as a practical matter, even if such transfers are legally or contractually permissible, there may be no market, or a very limited market, for such securities. Economic conditions may also make the price and terms of a sale or transfer transactions unattractive.

Other Securities Law Considerations

In addition to the above-described provisions of the Investment Company Act of 1940, as amended, there are a number of other provisions of the Federal Securities Laws that affect Blackhawk's operations. For example, restrictions imposed by the Federal Securities Laws, in addition to possible contractual provisions, may adversely affect the ability of Blackhawk to sell or otherwise to distribute or dispose of its portfolio securities.

Most if not all securities which Blackhawk acquires as venture capital investments will be "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and will not be permitted to be resold without compliance with the Securities Act of 1933, as amended. Thus, Blackhawk will not be permitted to resell portfolio securities unless a registration statement has been declared effective by the SEC with respect to such securities or Blackhawk is able to rely on an available exemption from such registration requirements. In most cases Blackhawk will endeavor to obtain from its investee companies "registration rights," pursuant to which Blackhawk will be able to demand that an investee company register the securities owned by Blackhawk at the expense of the investee company. Even if the investee company bears this expense, however, the registration of any securities owned by Blackhawk is likely to be a time- consuming process, and Blackhawk always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for such securities.

At times Blackhawk will not register portfolio securities for sale but will seek to sell and sometimes seek an exemption from registration. The most likely exemption available to Blackhawk is section 4(1) of the Securities Act of 1933, as amended, which, in effect, exempts sales of securities not involving a public distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities and in some cases a public sale, if the provisions of Rule 144 under the Securities Act of 1933, as amended, are complied with. Among other things, Rule 144 generally requires that securities be sold in "broker transactions," and imposes a one- year holding period prior to any resale of restricted securities.

Blackhawk may elect to distribute in-kind securities of investee companies to its stockholders. Prior to any such distribution, Blackhawk expects that it will need to file, or cause the issuers of such distributed securities, to file, a registration statement or, in the alternative, an information statement, which when declared effective by the SEC, will permit the distribution of such securities and also permit distributee stockholders of Blackhawk to sell such distributed securities.

Federal Income Tax Matters

For federal and state income tax purposes, Blackhawk is taxed at regular corporate rates on ordinary income and realized gain. It is not entitled to the special tax treatment available to more regulated investment companies, although Blackhawk plans to conduct its affairs, if possible, to minimize or eliminate federal and state income taxes. Distributions of cash or property by Blackhawk to its stockholders will be taxable as ordinary income only to the extent that Blackhawk has current or accumulated earnings and profits.

The "alternative tax" rate at which corporations are taxed on long-term capital gains is up to 35% pursuant to the Tax Reform Act of 1986 (the "Tax Reform Act"). A corporation generally may offset capital loss only against capital gain. Generally, if Blackhawk realizes a net capital loss for any taxable year, it can carry back such net capital loss only against capital gain. Such a net capital loss for any taxable year can generally be carried back to each of the three preceding taxable years, and then any unused portion thereof may be carried over into the subsequent taxable years for a period of five years.

Future Distributions

Blackhawk does not currently intend to pay cash dividends. Blackhawk's current dividend policy is to make in-kind distributions of its larger investment positions to its stockholders when Blackhawk's Board of Directors deems such distributions appropriate. Because Blackhawk does not intend to make cash distributions, stockholders would need to sell securities distributed in-kind, when and if distributed, in order to realize a return on their investment.

An in-kind distribution will be made only when, in the judgment of Blackhawk’s Board of Directors, it is in the best interest of Blackhawk's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on the investee's customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities. Securities of Blackhawk's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that Blackhawk may make an in-kind distribution of securities that are substantially liquid irrespective of the distributee's stockholder rights to sell such securities. Any such in-kind distribution would require stockholder approval only if the distribution represents substantially all of Blackhawk's assets. It is possible that Blackhawk may make an in-kind distribution of securities that have appreciated or depreciated from the time of purchase depending upon the particular distribution. Blackhawk has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any distributions will be made. As of March 30, 2005, no distribution has been made.

Managerial Assistance

Blackhawk believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the Investment Company Act of 1940, as amended, with respect to a business development company such as Blackhawk means (a) any arrangement whereby a business development company, through its directors, officers, employees or general partners, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or (b) the exercise by a business development company of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as a part of a group acting together which controls such portfolio company. Blackhawk is required by the Investment Company Act of 1940, as amended, to make significant managerial assistance available at least with respect to investee companies that Blackhawk treated as qualifying assets for purposes of the 70% test. The nature, timing and amount of managerial assistance provided by Blackhawk varies depending upon the particular requirements of each investee company.

Blackhawk may be involved with its investees in recruiting management, product planning, marketing and advertising and the development of financial plans, operating strategies and corporate goals. In this connection, Blackhawk may assist clients in developing and utilizing accounting procedures to record efficiently and accurately, transactions in books of account which will facilitate asset and cost control and the ready determination of results of operations. Blackhawk may also seek capital for its investees from other potential investors and occasionally subordinates its own investment to those of other investors. Where possible, Blackhawk may introduce its investees to potential suppliers, customers and joint venture partners and assists its investees in establishing relationships with commercial and investment bankers and other professionals, including management consultants, recruiters, legal counsel and independent accountants. Blackhawk also assists with joint ventures, acquisitions and mergers.

In connection with its managerial assistance, Blackhawk may be represented by one or more of its Officers or Directors who are members of the Board of Directors of an investee. As an investment matures and the investee develops management depth and experience, Blackhawk's role will become progressively less active. However, when Blackhawk owns or, on a pro forma basis, could acquire a substantial proportion of a more mature investee company's equity, Blackhawk may remain active in, and may frequently be involved in, the planning of major transactions by the investee. Blackhawk's goal is to assist each investee company in establishing its own independent and effective board of directors and management.

Competition

Blackhawk is subject to substantial competition from business development companies, venture capital firms, new product development companies, marketing companies and diversified manufacturers, most of whom are larger than Blackhawk and have significantly larger net worth, financial and personnel resources than does Blackhawk. In addition, Blackhawk competes with companies and individuals engaged in the business of providing management consulting services.

Employees

As of March 29, 2005 Blackhawk had three employees.

Item 2. Properties

Blackhawk subleases office space at 14 Wall Street, 11th Floor, New York, New York from The Concorde Group at no cost to Blackhawk. The lease is on a month-to-month basis. The Concorde Group intends to increase the lease cost to market rates once Blackhawk’s stock is cleared by the NASD for over-the-counter trading.

Item 3. Legal Proceedings

Blackhawk is not a party in any legal proceedings. Blackhawk knows of no material legal proceedings pending or threatened, or judgments entered against any of its Directors or Officers in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the year ended December 31, 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Blackhawk is not listed on any exchanges and is not yet traded.

Holders

At the date of this filing, there are approximately 140 shareholders of the Company's common stock.

Dividends

Blackhawk has paid no cash dividends on its common stock and for the foreseeable future has no plans to pay cash dividends.

Sale of Unregistered Securities

On September 27, 2004, Blackhawk commenced an offering pursuant to Rule 1-E under the Investment Company Act of 1940. Pursuant to this offering, Blackhawk is offering for sale a minimum of 750,000 shares and a maximum of 45,000,000 shares at $.01 per share. In December 2004, this offering was amended to extend the offering period to June 15, 2005. As of March 29, 2005, Blackhawk has sold 3,923,563 shares for a total of $39,235.63.

Item 6. Selected Financial Data

Not applicable

Item 7. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company's financial statements and the notes thereto.

Overview

Blackhawk Capital Group BDC, Inc. (the "Company" or “Blackhawk”) is a business development company formed to engage in the business of investing primarily in small to mid-sized companies. The Company also intends to provide managerial assistance to developing companies.

INVESTMENT STRATEGY

Blackhawk intends to make short-term and long-term debt and equity investments in companies with perceived growth potential. The Investment Committee intends to adopt a charter wherein these two criteria are weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, Blackhawk will prefer to make investments in companies where it can acquire at least a majority ownership interest in the outstanding capital of the portfolio company.

RESULTS OF OPERATIONS

Sales Revenues

From inception (April 26, 2004) through December 31, 2004, we had no revenues. We had a net loss of $12,515 for that same period.

General and Administrative Expenses

From inception (April 26, 2004) through December 31, 2004, general and administrative expenses were $12,530.

Other Income (Expenses)

For the period inception (April 26, 2004) through December 31, 2004, the Company achieved other income of $15. Blackhawk received $20,919 from the sale of stock.

Liquidity and Capital Resources

Blackhawk has funded its requirements for working capital primarily through the sale of its common stock and a loan from an affiliated company. As of December 31, 2004, the Company had working capital deficit of $12,515.

At December 31, 2004, Blackhawk owed approximately $96,908 to The Concorde Group, a company controlled by Dr. Craig A. Zabala, the Chairman, President and Chief Executive Officer of Blackhawk.

On April 23, 2004, the Company issued 8,500,000 shares of Series A preferred stock and 11,000,000 shares of common stock to its founders at $.00001 per share for a total of $195. Between September 17, 2004 and December 31, 2004, Blackhawk sold 2,091,901 shares of its common stock to 20 people at $.01 per share for a total of $20,919. Between January 1, 2005 and March 29, 2005, Blackhawk sold an additional 1,831,662 shares for a total of $18,316.62. These shares were sold pursuant to an offering under Rule 1-E of the Investment Company Act of 1940.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Risk Factors

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related To Our Business

September 20, 2004, Blackhawk filed an offering circulation and Form 1-E with the Securities and Exchange Commission. Pursuant to this offering, Blackhawk is offering a minimum of 750,000 shares and a maximum of 45,000,000 shares of common stock at $.01 per share. As of March 29, 2005, Blackhawk has sold 3,923,563 shares for a total of $39,235.63.

1.	Blackhawk has no operating history or revenue and minimal assets and operates at a loss.

Blackhawk has had no operating history nor any revenues or earnings from operations. Blackhawk has no significant assets or financial resources. Blackhawk has sustained losses to date and will, in all likelihood, continue to sustain expenses without corresponding revenues, at least until the consummation of one or more investments in operating companies. There is no assurance that Blackhawk will ever be profitable.

2.	The proposed operations of Blackhawk are speculative.

The success of the proposed business plan of Blackhawk will depend to a great extent on the operations, financial condition and management of the identified target companies. While investments in entities having established operating histories are preferred, there can be no assurance that Blackhawk will be successful in locating candidates meeting such criteria. The decision to invest in a company will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if Blackhawk had more funds available to it, would be desirable. In the event Blackhawk completes one or more stock acquisitions, the success of its operations will be dependent upon management of those target companies and numerous other factors beyond the control of Blackhawk. There is no assurance that Blackhawk can identify a target company to invest in, or that such investments will be successful.

3.	Purchase of penny stocks can be risky.

In the event that a public market develops for the securities of Blackhawk, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock", for purposes relevant to Blackhawk, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq Small Cap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotation and investors' rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements. Prices for penny stocks are often not available and investors are often unable to sell such stock.

4.	There is competition in the securities industry.

Blackhawk is and will continue to be an insignificant participant in the business of acquiring minority interests in operating companies. A large number of established and well-financed entities, including venture capital firms and other business development companies, are actively investing in small companies. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Blackhawk and, consequently, Blackhawk will be at a competitive disadvantage in identifying possible business opportunities and successfully completing investments.

5.	There is no agreement for any stock acquisitions and no minimum requirements for any stock acquisitions.

As of the original filing date of this registration statement, Blackhawk has no current arrangement, agreement or understanding with respect to engaging in an investment in a specific entity. There can be no assurance that Blackhawk will be successful in identifying and evaluating suitable business opportunities or in concluding an investment. No particular industry or specific business within an industry has been selected for a target company. Blackhawk has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria, which it will require a target company to have achieved, or without which Blackhawk would not consider an investment. Accordingly, Blackhawk may invest in a company which has no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that Blackhawk will be able to negotiate an investment on terms favorable to Blackhawk.

6.	Reporting requirements may delay or preclude investments.

Pursuant to the requirements of Section 13 of the Exchange Act, Blackhawk is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements normally must be furnished within 75 days following the effective date of a stock acquisition. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable investment by Blackhawk. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for investment so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financial statements may not be available to Blackhawk at the time of effecting an investment in such target company. In cases where audited financial statements are unavailable, Blackhawk will have to rely upon information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that an investment with such a target company might prove to be an unfavorable one for Blackhawk.

7.	We have not conducted any market research on acquisition possibilities.

Blackhawk has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by Blackhawk. Even in the event demand exists for a transaction of the type contemplated by Blackhawk, there is no assurance Blackhawk will be successful in completing any such acquisition.

8.	Blackhawk is subject to regulation under Investment Company Act.

On September 20, 2004, Blackhawk filed Form N-54A with the Securities and Exchange Commission, electing to become a Business Development Company, as defined in the Investment Act of 1940. As a business development company, Blackhawk is subject to certain rules and regulations under the 40 Act, which govern, among other things, the application of its assets. Any violation of the 40 Act could subject Blackhawk to material adverse consequences.

9.	Blackhawk will use a portion of the proceeds of the offering to repay corporate debt.

Currently, Blackhawk has debt of approximately $96,000, all of which is owed to The Concorde Group, Inc., a controlling shareholder of Blackhawk, of which Dr. Craig A. Zabala and Mr. Brad Silver, are principals. Dr. Zabala and Mr. Silver, are officers, directors and shareholders of Blackhawk. After the minimum offering is raised, Blackhawk intends to apply 30% of all gross offering proceeds toward the repayment of this debt to The Concorde Group, Inc., until the entire debt of approximately $96,000 is repaid. As a result, after the Rule 1-E Offering is raised, only 70% of each dollar received will be applied toward investments in eligible portfolio companies.

10.	We May Change Our Investment Policies Without Further Shareholder Approval.

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

11.	Our Investments May Not Generate Sufficient Income to Cover Our Operations.

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

Item 8. Financial Statements and Supplementary Data

The response to this is enclosed in a separate section of this report, see page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Blackhawk's principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Blackhawk and have:

▪
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

▪
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

▪	evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

Based on their evaluation as of the Evaluation Date, their conclusion about the effectiveness of the disclosure controls and procedures were that nothing indicated:

▪	any significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data;

▪	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; or

▪
any material weaknesses in internal controls that have been or should be identified for the Company's auditors and disclosed to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

In addition, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in Blackhawk's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during Blackhawk's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Blackhawk's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information concerning our directors and executive officers:

Name and Address	Age	Position Held with Company

Dr. Craig A. Zabala(2)	53	President, CEO, Chairman
P.O. Box 360
Greene Street Station
New York, New York 10012

Christopher Provan(1)	28
28 Tonneson drive
P.O. Box 472
Fort Montgomery, New York 10922

Brad D. Silver(2)	50	Executive Vice-President,
12 Horseshoe Drive		Secretary, Director
P.O. Box 484
Perrineville, New Jersey 08535

The Concorde Group(2)	N/A
14 Wall Street, 11th Floor
New York, New York 10005

Robert M. Fujii	55	Chief Financial Officer
1624 Acton Street
Berkeley, California 94702

David W. Atchison(3)	59	Director
13547 West 62nd Street
Oskaloosa, Kansas 66066

Janet Buxman Kurihara(3)	46	Director
11007 North Cottontail Lane
Parker, Colorado 80138

Mick Woodwards(3)	46	Director
4849 Woodruff Avenue
Lakewood, California 90713

Randy Tejral	49	Director
6529 Pine Ridge Road
Elkhorn, Nebraska 68022

Robert J. Francis	34	Director
5416 South 161st
Omaha, Nebraska 68022

   (1) Resigned as Executive Vice-President June 24, 2004.
   (2) Control person as defined in Section 2(a)(1) of the Investment Company Act of 1940.
   (3) Minority shareholder of The Concorde Group, Inc.

The following is a brief summary of the background of each executive officer and director:

Dr. Craig A. Zabala is the founder, Chairman, President, and Chief Executive Officer of Blackhawk. He is the founder, Chairman, President and Chief Executive Office of The Concorde Group, Inc. He was also the founder and Chief Executive Officer of DBL Holdings, LLC (dba Drexel Burnham Lambert). He was a Scholar in Residence and Visiting Lecturer at The Zicklin School of Business and the Department of Finance, Graduate School, Baruch College, City University of New York, where he taught an MBA course on Entrepreneurial Strategy and an M.S. degree in Finance course on Special Topics in Investment Banking.

Additionally, Dr. Zabala was on the editorial board of Global Focus, an academic journal on international business, economics, and social policy. From 1999 to 2001, Dr. Zabala was Senior Vice President of Merchant Banking, Trautman, Wasserman & Company, a merchant bank and Broker Dealer in New York City. Prior to this, from 1997 to 1998, Dr. Zabala was Vice President and Investment Advisor, Private Client Group, Merrill Lynch & Co., New York City. Previously, Dr. Zabala was Vice Chairman of the Board of Directors of Golf Reservations of America, Inc. from November 1992 through April 1996; his areas of responsibility included developing the business plan, joint-venture marketing relationships, capital raising and financial strategies, and commercial banking strategies.

From 1991 to 1993, Dr. Zabala was a Visiting Scholar and Visiting Lecturer, teaching the following courses, Entrepreneurship, Venture Capital, and Applied Finance, at the Walter A. Haas School of Business, University of California at Berkeley.

From 1990 to 1991, he was a Visiting Fellow at the School of Industrial and Business Studies, University of Warwick, Coventry, England. From 1989 to 1990, he was Vice President of Corporate Finance at D.H. Blair and Company. From 1986 to 1990, he served as Assistant Professor of Management at the School of Management, Rensselaer Polytechnic Institute, in Troy, New York. Dr. Zabala was an Economist at the U.S. Department of Labor (1979 to1982) and the U.S. Department of Commerce (1982 to 1986) in Washington, D.C. During his career in Washington, he was also employed full-time as an autoworker from 1976 to 1983 at the General Motors Assembly Division, General Motors Corporation, Van Nuys, California, where he worked and also carried out research on production relations for his doctoral research on the U.S. automobile industry.

Dr. Zabala received his A.B., Magna cum laude and Phi Beta Kappa, in 1974, M.A. in 1977, Ph.D. in 1983 all from the University of California, Los Angeles, and was also a Postdoctoral Scholar in 1986 at the University of California, Los Angeles. He also pursued advanced post-graduate studies in production theory and econometrics in the Department of Economics, The George Washington University, Washington, D.C., from 1980 to 1984. Additionally, Dr. Zabala founded Craig A. Zabala & Company, a business consulting company in New York City. Dr. Zabala was also a founder, principal, and/or investor in a number of emerging growth firms.

Robert M. Fujii is the Chief Financial Officer for Blackhawk Capital Group BDC, Inc. He also holds positions as Chief Financial Analyst of the Concorde Group, Inc. and Acting Chief Financial Officer of Concorde Atlas Capital LLC. Mr. Fujii was previously a financial consultant for Craig A. Zabala & Company, a business consulting company in New York City. From 1992 to 1993, Mr. Fujii worked as a financial analyst for Nichirei Foods America sales office in San Francisco. From 1979 to 1992, Mr. Fujii worked as the Supervisor of Budgets and General Accounting for Varian Associates, Inc., a manufacturer of scientific measuring instruments, located in Walnut Creek, California. He received his BA in Biochemistry in 1971 from the University of California at Berkeley and an MBA in International Business and Finance from the Haas School of Business, University of California at Berkeley in 1993.

Brad D. Silver is the Executive Vice President of Blackhawk Capital Group BDC Inc. He is also Secretary and on its Board of Directors. He is the Executive Vice President of The Concorde Group, Inc. and also serves as President of Concorde Financial Advisors, LLC, and President of Concorde Casualty Group, LLC. since 2002. Prior to that, he served as a Registered Investment Advisor at Allmerica Financial (NYSE trading symbol: AFC), the parent company of Hanover Insurance Company. Mr. Silver has been in the securities industry since 1982.

Mr. Silver has consulted with Concorde since the beginning of 2000. From 2000 to 2001, he was Senior Account Executive at Minolta Business Solutions, Inc., a wholly owned subsidiary of Minolta Corporation. From 1998 to 2000, Mr. Silver was the founder, President, and Chief Executive Officer of the Morganville Group, Morganville, NJ, and management consultancy. From 1996 to 1998, he was Senior Vice President at Commonwealth Associates, Inc., a NASD registered Broker Dealer in New York City that specializes in venture capital in the private and public equity markets. Mr. Silver has participated in debt offerings in private and public markets.

From 1995 to 1996, Mr. Silver was Senior Vice President at Prime Charter, Ltd., New York, New York. From 1990 to 1995, he served on the Board of Directors for the Montauk Credit Union, New York City. In 1994, Mr. Silver was co founder and Managing Partner of RS Coleman & Company, an independent subsidiary of RAS Securities, Inc., a NASD registered Broker Dealer in New York City. As Managing Partner, he managed mergers and acquisitions resulting in two public offerings.

From 1991 to 1994, Mr. Silver co-founded and managed the New York City Branch Office for Thomas James Associates, Inc. Under Mr. Silver’s management, the branch was the top producer out of 16 nationwide branches. The New York City office employed an average of 125 brokers and support personnel.

From 1988 to 1991, he served as Managing Director at Ladenburg, Thalmann & Company, New York, New York, a middle-market investment bank and NASD registered broker dealer. Mr. Silver was a founder and Chairman of the Board of Ladenburg, Thalmann Assurance Corporation (“LTAC”). He also developed the LTAC sales organization. Prior to this, from 1987 to 1988, Mr. Silver was Senior Vice President at Prescott, Ball and Turben, a wholly owned subsidiary of Kemper Securities.

Mr. Silver received his BBA degree in 1982 from the School of Business, Hofstra University, Hempstead, New York. Mr. Silver is a General Securities Principal.

David W. Atchison has been a director of Blackhawk since August 2004. From 1996 to 2001, he served as District Business Manager of Kiewit Industrial, Co., a construction business located in Lenexa, Kansas. Since 2001, Mr. Atchison has been Senior Business Manager at Lenexa, a Kiewit subsidiary.

Janet Buxman Kurihara has been a director of Blackhawk since August 2004. Ms. Kurihara was regional director at Telenisus Corp., a network security and data storage company from 2000-2001. From January 2001 to October 2001, she was regional director at Riptechi Inc., a network security company. From October 2001 to March 2003, she owned Definitive Market Consultants, a consulting company. Since March 2003, Ms. Kurihara has been a senior manager of new product development and product strategy at Quest.

Mick Woodwards has been a director of Blackhawk since August 2004. Since November 1993, Mr. Woodwards is the Founder and President of Lakewood Rent-All, a party rental firm in Lakewood, California.

Randy Tejral has been a director of Blackhawk since December 2004. Since 1990, he has been President of Special T. Masonry, Inc., a masonry work and construction business located in Elkhorn, Nebraska.

Robert J. Francis has been a director of Blackhawk since December 2004. Since 2000, Mr. Francis has been Vice President of Omaha Telecom, Inc., a tower and radio maintenance company.

Except as indicated above, none of our directors holds any directorships in companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

There are no family relationships among any of our directors or executive officers.

Board Composition

The Company's board of directors consists of seven directors. At each annual meeting of its stockholders, all of its directors are elected to serve from the time of election and qualification until the next annual meeting following election. In addition, the Company's bylaws provide that the maximum authorized number of directors may be changed by resolution of the stockholders or by resolution of the board of directors.

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and through activities of its committees. From inception (April 26, 2004) to December 31, 2004, the Board of Directors held two regular meetings. No director attended fewer than 100% of the total meetings of the Board either in person or via teleconference during 2004.

Blackhawk’s board of directors has determined that Dr. Craig A. Zabala is an audit committee financial expert serving on its audit committee. Dr. Zabala is also an officer and shareholder of Blackhawk. He is not an independent director.

Limitations of Liability and Indemnification of Directors and Officers

Our bylaws limit the liability of directors and officers to the maximum extent permitted by Delaware law. We will indemnify any person who was or is a party, or is threatened to be made a party to, an action, suit or proceeding, whether civil, criminal, administrative or investigative, if that person is or was a director, officer, employee or agent of ours or serves or served any other enterprise at our request.

We have been advised that it is the position of the commission that insofar as the indemnification provisions referenced above may be invoked to disclaim liability for damages arising under the Securities Act, these provisions are against public policy as expressed in the Securities Act and are, therefore, unenforceable.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

▪	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

▪	full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer;

▪	compliance with applicable governmental laws, rules and regulations;

▪	the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

▪	accountability for adherence to the code.

The Company hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to compensation we paid for the period of inception (April 26, 2004) through December 31, 2004, for services of our executive officers and directors.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen-sation ($)
		Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Awards		Payouts
					Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Craig A. Zabala President, CEO, Chairman	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Brad D. Silver Executive Vice-President, Secretary, Director,	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Robert M. Fujii CFO	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

David W. Atchison Director	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Janet Buxman Kurihara Director	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Mick Woodwards Director	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Randy Tejral Director	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Robert J. Francis Director	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by Blackhawk to be the beneficial owner of five percent or more of the common stock of Blackhawk, all directors individually and all directors and officers of Blackhawk as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Dr. Craig A. Zabala P.O. Box 360 Greene Street Station New York, New York 10012	732,500(1)(2)	4.91%

Christopher Provan 28 Tonneson Drive P.O. Box 472 Fort Montgomery, New York 10922	200,000	1.34%

Brad D. Silver 12 Horseshoe Drive P.O. Box 484 Perrineville, New Jersey 08535	632,500(1)(2)	4.24%

The Concorde Group 14 Wall Street, 11th Floor New York, New York 10005	300,000(2)(3)	2.01%

Robert M. Fujii 1624 Acton Street Berkeley, California 94702	200,000	1.34%

David W. Atchison 13547 West 62nd Street Oskaloosa, Kansas 66066	0	0%

Janet Buxman Kurihara 11007 North Cottontail Lane Parker, Colorado 80138	0	0%

Mick Woodwards 4849 Woodruff Avenue Lakewood, California 90713	1,010,269	6.77%

Randy Tejral 6529 Pine Ridge Road Elkhorn, Nebraska 68022	0	0%

Robert J. Francis 5416 South 161st Omaha, Nebraska 68022	0	0%

Doreen McCarthy 426 Broome Street New York, New York 10013	1,000,000	6.7%

All Executive Officers and Directors as a Group (9 Persons)	3,075,269	19.27%

(1)	Excludes 300,000 shares of common stock and 8,5000,000 shares of preferred stock held by The Concorde Group of which Dr. Zabala is the control person and Mr. Silver is a principal.
(2)	Excludes 8,500,000 shares of preferred stock held by The Concorde Group. Each of these preferred shares has 100 votes per share.
(3)	The control person of these shares is Dr. Craig A. Zabala.

Item 13. Certain Relationships and Related Transactions

Dr. Craig A. Zabala, President, Chief Executive Officer and Chairman of Blackhawk, and Brad D. Silver, Executive Vice President, Secretary and Director of Blackhawk, are control persons of The Concorde Group. The Concorde Group purchased 8,500,000 shares of Blackhawk’s preferred shares and 300,000 common shares of Concorde, as a founder of Blackhawk.

Item 14. Principal Accountant Fees and Services

1.	AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Blackhawk's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $5,000.00 for the period from inception (April 26, 2004) to December 31, 2004.

2.	AUDIT-RELATED FEES

The aggregate fees billed during the period of December 31, 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Blackhawk's financial statements was $-0-.

3.	TAX FEES

The aggregate fees billed the period from inception (April 26, 2004) to December 31, 2004 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0-.

4.	ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the period from inception (April 26, 2004) to December 31, 2004

5.	PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is nominated by the members of the Audit Committee and approved by Blackhawk's board of directors.

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK CAPITAL GROUP BDC, INC. (Registrant)

BY:	/s/ Craig A. Zabala
Craig A. Zabala
Chairman, President and Chief Executive Officer
Dated:	April 8, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	/s/ Craig A. Zabala		/s/ Brad D. Silver
	Craig A. Zabala		Brad D. Silver
	Chairman, President and Chief Executive Officer		Vice President, Secretary, Director
Dated:	April 8, 2005	Dated:	April 8, 2005

	/s/ David W. Atchison		/s/ Robert M. Fujii
	David W. Atchison		Robert M. Fujii
	Director		Chief Financial Officer, Principal Accounting Officer
Dated:	April 8, 2005	Dated:	April 8, 2005

	/s/ Janet Buxman Kurihara		/s/ Mick Woodwards
	Janet Buxman Kurihara		Mick Woodwards
	Director		Director
Dated:	April 8, 2005	Dated:	April 8, 2005

	/s/ Randy Tejral		/s/ Robert J. Francis
	Randy Tejral		Robert J. Francis
	Director		Director
Dated:	April 8, 2005	Dated:	April 8, 2005

Paritz & Company, P.A.

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
WITH
INDEPENDENT AUDITORS' REPORT

FROM INCEPTION (APRIL 26, 2004) TO DECEMBER 31, 2004

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

Board of Directors
Blackhawk Capital Group BDC Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying balance sheet of Blackhawk Capital Group BDC Inc. (A Development Stage Company) as of December 31, 2004 and the accompanying statements of operations, stockholders' equity and cash flows for the period from inception (April 26, 2004) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Blackhawk Capital Group BDC Inc. (A Development Stage Company) as of December 31, 2004 and the results of its operations and its cash flows for the period from inception (April 26, 2004) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.

Hackensack, New Jersey
February 27, 2005 (Except as to
Note 6 which is as of March 29, 2005)

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 13,600

TOTAL CURRENT ASSETS	13,600

OTHER ASSETS:
Deferred offering costs	87,635

TOTAL ASSETS	$101,235

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to affiliated company	$ 96,908

TOTAL CURRENT LIABILITIES	96,908

STOCKHOLDERS’ EQUITY	4,327

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,235

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

FROM INCEPTION (APRIL 26, 2004) TO DECEMBER 31, 2004

REVENUES:
Interest income	$ 15

EXPENSES:
Professional fees	12,530

NET LOSS	$(12,515)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

FROM INCEPTION (APRIL 26, 2004) TO DECEMBER 31, 2004

TOTAL	--COMMON STOCK---		----PREFERRED STOCK---		ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
	SHARES	AMOUNT	SHARES	AMOUNT

Sale of formation stock	$ 195	11,000,000	$110	8,500,000	$ 85	$ -	$ -

Sale of stock pursuant to offering plan	20,91919	2,091,901	21	-	-	20,898	-

Offering costs	(4,272)	-	-	-	-	(4,272)	-

Net loss	(12,515)	-	-	-	-	-	(12,515)

Balance - December 31, 2004	$4,327	13,091,901	$131	8,500,000	$ 85	$16,626	$(12,515)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

FROM INCEPTION (APRIL 26, 2004) TO DECEMBER 31, 2004

OPERATING ACTIVITIES:
Net loss	$(12,515)
Changes in operating assets and liabilities:
Due to affiliated company	96,908
Deferred offering costs	(87,635)

NET CASH USED IN OPERATING ACTIVITIES	(3,242)

FINANCING ACTIVITIES:
Net proceeds from the issuance of stock	16,842

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,842

INCREASE IN CASH AND CASH - END OF PERIOD	$ 13,600

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

1	SIGNIFICANT ACCOUNTING POLICIES

Business description

Blackhawk Capital Group BDC Inc. (Athe Company@ or “Blackhawk”) was incorporated in the State of Delaware on April 26, 2004.

On September 14, 2004 the Company filed a Form N-S4A, Notification with the Securities and Exchange Commission electing to become a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940.

Blackhawk has been in the developmental stage since inception and its operations to date have been limited to issuing shares and other organizational matters.

Blackhawk will attempt to locate and negotiate with eligible portfolio companies for Blackhawk to invest in, lend funds to, acquire an interest in and/or possibly manage. Blackhawk intends to offer managerial assistance to eligible portfolio companies in which it invests,

As a business development company, Blackhawk will be able to raise money to acquire interests in small private business, as well as larger companies.

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

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized

2 STOCKHOLDERS’ EQUITY
The Company is authorized to issue 1,000,000,000 shares of common stock and 15,000,000 shares of preferred stock, both with a par value of $.00001 per share. Shortly after formation, the Company sold 11,000,000 shares of common stock and 85 shares of preferred stock to its founders for an aggregate of $195.

Pursuant to an offering circular dated September 15, 2004, the Company is attempting to sell a minimum of 750,000 and a maximum of 45,000,000 shares of common stock at $.01 per share. As of December 31, 2004 the Company has sold 2,091,091 shares for aggregate proceeds of $20,919.

2 STOCKHOLDERS’ EQUITY

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities, All of the outstanding shares of common stock are fully paid and non-assessable.

The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series and to establish the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued would have priority over the common stock with respect to dividend or liquidation rights.

3 INCOME TAXES

Blackhawk has available net operating loss carryforwards for income tax purposes of approximately $12,500 which expire in 2024.

The Company has a deferred tax asset of approximately $2,500. Since Blackhawk is a development stage company with no operating history, a 100% valuation allowance has been provided.

4 DUE TO AFFILIATED COMPANY

Amount due to affiliated company is non-interest bearing and is due according to the terms of the offering plan.

5 RELATED PARTY TRANSACTIONS

The Company shares office space and other administrative functions with affiliated companies, at no charge to the Company.

6 SUBSEQUENT EVENTS

From January 1, 2005 to March 29, 2005, the Company sold 1,831,662 shares of common stock for an aggregate consideration of $18,317.