Form 10-K/A
period 2004-12-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2005-04-13
CIK 1294345

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

The aggregate market value of the voting stock held by non-affiliates of Blackhawk was approximately $118,482.94 on March 29, 2005 based on offering price of $.01 in the offering circular filed along with a Form 1-E with the Securities and Exchange Commission on September 20, 2004. For the purposes of the foregoing sentence, the term "affiliate" includes each director and officer of Blackhawk.

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

Blackhawk has no fixed policy as to any particular business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. Blackhawk may in the future invest in assets that are not qualifying assets as defined by Section 55 of the Investment Company Act; however, no such additional assets have been identified as of March 29, 2005, and Blackhawk does not intend to fall below the 70% requirement as set forth in Section 55 of that Act.

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

An in-kind distribution will be made only when, in the judgment of Blackhawk’s Board of Directors, it is in the best interest of Blackhawk's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on the investee's customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities. Securities of Blackhawk's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that Blackhawk may make an in-kind distribution of securities that are substantially liquid irrespective of the distributee's stockholder rights to sell such securities. Any such in-kind distribution would require stockholder approval only if the distribution represents substantially all of Blackhawk's assets. It is possible that Blackhawk may make an in-kind distribution of securities that have appreciated or depreciated from the time of purchase depending upon the particular distribution. Blackhawk has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any distributions will be made. As of March 29, 2005, no distribution has been made.

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

On April 23, 2004, the Company issued 8,500,000 shares of Series A preferred stock and 11,000,000 shares of common stock to its founders at $.00001 per share for a total of $195. Between September 27, 2004 and December 31, 2004, Blackhawk sold 2,091,901 shares of its common stock to 20 people at $.01 per share for a total of $20,919. Between January 1, 2005 and March 29, 2005, Blackhawk sold an additional 1,831,662 shares for a total of $18,316.62. These shares were sold pursuant to an offering under Rule 1-E of the Investment Company Act of 1940.

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

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information concerning our directors and executive officers:

Name and Address	Age	Position Held with Company

Dr. Craig A. Zabala(2) P.O. Box 360 Greene Street Station New York, New York 10012	53	President, CEO, Chairman

Christopher Provan(1) 28 Tonneson Drive P.O. Box 472 Fort Montgomery, New York 10922	28

Brad D. Silver(2) 12 Horseshoe Drive P.O. Box 484 Perrineville, New Jersey 08535	50	Executive Vice-President,
		Secretary, Director
The Concorde Group(2) 14 Wall Street, 11th Floor New York, New York 10005	N/A

Robert M. Fujii(3) 1624 Acton Street Berkeley, California 94702	55	Chief Financial Officer

David W. Atchison(3) 13547 West 62nd Street Oskaloosa, Kansas 66066	59	Director

Janet Buxman Kurihara(3) 11007 North Cottontail Lane Parker, Colorado 80138	46	Director

Mick Woodwards(3) 4849 Woodruff Avenue Lakewood, California 90713	46	Director

Randy Tejral(3) 6529 Pine Ridge Road Elkhorn, Nebraska 68022	49	Director

Robert J. Francis(3) 5416 South 161st Omaha, Nebraska 68022	34	Director

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Dr. Craig A. Zabala P.O. Box 360 Greene Street Station New York, New York 10012	732,500(1)(2)	4.91%

Christopher Provan 28 Tonneson Drive P.O. Box 472 Fort Montgomery, New York 10922	200,000	1.34%

Brad D. Silver 12 Horseshoe Drive P.O. Box 484 Perrineville, New Jersey 08535	632,500(1)(2)	4.24%

The Concorde Group 14 Wall Street, 11th Floor New York, New York 10005	300,000(2)(3)	2.01%

Robert M. Fujii 1624 Acton Street Berkeley, California 94702	200,000	1.34%

David W. Atchison 13547 West 62nd Street Oskaloosa, Kansas 66066	0	0%

Janet Buxman Kurihara 11007 North Cottontail Lane Parker, Colorado 80138	0	0%

Mick Woodwards 4849 Woodruff Avenue Lakewood, California 90713	1,010,269	6.77%

Randy Tejral 6529 Pine Ridge Road Elkhorn, Nebraska 68022	0	0%

Robert J. Francis 5416 South 161st Omaha, Nebraska 68135	0	0%

Doreen McCarthy 426 Broome Street New York, New York 10013	1,000,000(4)	6.7%

All Executive Officers and Directors as a Group (9 Persons)	3,075,269	19.27%

(1)	Excludes 300,000 shares of common stock and 8,500,000 shares of preferred stock held by The Concorde Group of which Dr. Zabala is the control person and Mr. Silver is a principal.
(2)	Excludes 8,500,000 shares of preferred stock held by The Concorde Group. Each of these preferred shares has 100 votes per share.
(3)	The control person of these shares is Dr. Craig A. Zabala.
(4)	The beneficial owner of five percent or more of the common stock of Blackhawk, who is not a director or officer of Blackhawk.

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

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

FROM INCEPTION (APRIL 26, 2004) TO DECEMBER 31, 2004

TOTAL	--COMMON STOCK---		-PREFERRED STOCK---		ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
	SHARES	AMOUNT	SHARES	AMOUNT

Sale of formation stock	$ 195	11,000,000	$110	8,500,000	$ 85	$ -	$ -

Sale of stock pursuant to offering plan	20,919919	2,091,901	21	-	-	20,898	-

Offering costs	(4,272)	-	-	-	-	(4,272)	-

Net loss	(12,515)	-	-	-	-	-	(12,515)

Balance - December 31, 2004	$4,327	13,091,901	$131	8,500,000	$ 85	$16,626	$(12,515)

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