Form 10-Q
period 2005-03-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2005-04-25
CIK 1294345

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended March 31, 2005.

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

17,003,663 - March 31, 2005

BLACKHAWK CAPITAL GROUP BDC, INC.
FORM 10-Q
March 31, 2005

INDEX

PART I - FINANCIAL INFORMATION	Page

Item 1 - Financial Statements

Balance Sheet -
March 31, 2005

Statements of Operations -
For the Three Months Ended March 31, 2005

Statement of Stockholders’ Equity -
For the Three Months Ended March 31, 2005

Statements of Cash Flows -
For the Three Months Ended March 31, 2005

Notes to Financial Statements -
For the Three Months Ended March 31, 2005

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

THREE MONTHS ENDED MARCH 31, 2005

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

Board of Directors
Blackhawk Capital Group BDC Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying balance sheet of Blackhawk Capital Group BDC Inc. (A Development Stage Company) as of March 31, 2005 and the accompanying statements of operations, stockholders' equity and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Blackhawk Capital Group BDC Inc. (A Development Stage Company) as of March 31, 2005 and the results of its operations and its cash flows for the three months then ended in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.

Hackensack, New Jersey
April 15, 2005

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

BALANCE SHEET

MARCH 31, 2005

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$ 42,815

TOTAL CURRENT ASSETS	42,815

OTHER ASSETS:

Deferred offering costs	79,645

TOTAL ASSETS	$122,460

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Due to affiliated company	$ 98,908

Accrued expenses	1,500

TOTAL CURRENT LIABILITIES	100,408

STOCKHOLDERS’ EQUITY	22,052

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$122,460

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005

REVENUES:
Interest income	$ 37
TOTAL REVENUES	37

EXPENSES:
Professional fees	1,500
Consulting fees	11,485
State and local taxes	455
TOTAL EXPENSES	13,440

NET LOSS	$(13,403)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS= EQUITY

THREE MONTHS ENDED MARCH 31, 2005

TOTAL	-COMMON STOCK---		---PREFERRED STOCK---		ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
	SHARES	AMOUNT	SHARES	AMOUNT

Sale of formation stock	$ 195	11,000,000	$110	8,500,000	$ 85	$ -	$ -

Sale of stock pursuant to offering plan	20,919	2,091,901	21	-	-	20,898	-

Offering costs	(4,272)	-	-	-	-	(4,272)	-

Net loss	(12,515)	-	-	-	-	-	(12,515)

Balance - January 1, 2005	4,327	13,091,901	131	8,500,000	85	16,626	(12,515)

Sale of stock pursuant to offering plan	39,118	3,911,762	39	-	-	39,079	-

Offering costs	(7,990)	-	-	-	-	(7,990)	-

Net loss	(13,403)	-	-	-	-	-	(13,403)

Balance - March 31, 2005	$22,052	17,003,663	$170	8,500,000	$ 85	$47,715	$(25,918)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005

OPERATING ACTIVITIES:
Net loss	$(13,403)
Changes in operating assets and liabilities:
Due to affiliated company	7,000
Deferred offering costs	7,990
Accrued expenses	(3,500)

NET CASH USED IN OPERATING ACTIVITIES	(1,913)

FINANCING ACTIVITIES:
Net proceeds from the issuance of stock	31,128

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,128

INCREASE IN CASH	29,215

CASH - BEGINNING OF PERIOD	13,600

CASH - END OF PERIOD	$ 42,815

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

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
The Company is authorized to issue 1,000,000,000 shares of common stock and 15,000,000 shares of preferred stock, both with a par value of $.00001 per share. Shortly after formation, the Company sold 11,000,000 shares of common stock and 8,500,000 shares of preferred stock to its founders for an aggregate of $195.

Pursuant to an offering circular dated September 15, 2004, the Company is attempting to sell a minimum of 750,000 and a maximum of 45,000,000 shares of common stock at $.01 per share. As of March 31, 2005 the Company has sold 6,003,663 shares for aggregate proceeds of $60,037.

2     STOCKHOLDERS’ EQUITY

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable.

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

3     INCOME TAXES

Blackhawk has available net operating loss carryforwards for income tax purposes of approximately $25,000 which expire in 2024.

The Company has a deferred tax asset of approximately $5,000. Since Blackhawk is a development stage company with no operating history, a 100% valuation allowance has been provided.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

Blackhawk has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

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

Blackhawk is currently engaged in an offering of its securities pursuant to Regulation E under the Investment Company Act. We have not yet acquired an interest in any companies, nor are we providing managerial assistance to any companies.

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

To date Blackhawk has not made any investments.

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

GENERAL BUSINESS PLAN

The purpose of Blackhawk is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity. Blackhawk will not restrict its search to any specific business, industry, or geographical location. Blackhawk may participate in a business venture of virtually any kind or nature. Management anticipates that initially, Blackhawk will be able to participate in only a small number of potential business ventures because Blackhawk has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the shareholders of Blackhawk because it will not permit Blackhawk to offset potential losses from one venture against gains from another.

On September 20, 2004, Blackhawk elected to be treated as a Business Development Company and subject itself to the rules and regulations under the Investment Company Act of 1940. Currently, Blackhawk is engaged in an offering to raise between $7,500 and $450,000 to invest in additional companies. As of March 31, 2005, Blackhawk has sold 6,003,663 shares for a total of $60,037.

Blackhawk may seek an investment and stock acquisition of entities which have recently commenced operations, or which wish to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

Blackhawk seeks to invest in small operating companies, and in return, to receive an interest in such companies. Blackhawk will also offer managerial services to both companies in which it invest, as well as others.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005 we sold 3,911,762 shares of our common stock under Regulation E at $.01 per share for a total of $39,118. We are still engaged in this offering. The maximum offering is $450,000.

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

Date: April 21, 2005	By: /s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: April 21, 2005	By: /s/ Robert M. Fujii
Robert M. Fujii, Chief Financial Officer