Form 10-Q
period 2005-06-30
BLACKHAWK CAPITAL GROUP BDC INC
filed 2005-08-09
CIK 1294345

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the six month period ended June 30, 2005.

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

(1) Yes ☒  No ☐          (2) Yes ☒  No ☐

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

28,126,781 - June 30, 2005

BLACKHAWK CAPITAL GROUP BDC, INC.
FORM 10-Q
June 30, 2005

INDEX

PART I - FINANCIAL INFORMATION	Page

Item 1 - Financial Statements

Balance Sheet -
June 30, 2005

Statements of Operations -
For the Six Months Ended June 30, 2005

Statement of Stockholders’ Equity -
For the Six Months Ended June 30, 2005

Statements of Cash Flows -
For the Six Months Ended June 30, 2005

Notes to Financial Statements -
For the Six Months Ended June 30, 2005

Item 2 - Plan of Operation

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Paritz & Company, P.A.

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS
WITH
ACCOUNTANTS’ REVIEW REPORT

SIX MONTHS ENDED JUNE 30, 2005

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

ACCOUNTANTS= REVIEW REPORT

Board of Directors
Blackhawk Capital Group BDC Inc.
(A Development Stage Company)
New York, New York

We have reviewed the accompanying balance sheet of Blackhawk Capital Group DBC Inc. (A Development Stage Company) as of June 30, 2005 and the related statements of income and retained earnings and cash flows for the six months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Blackhawk Capital Group DBC Inc. (A Development Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Paritz & Company, P.A.

Hackensack, New Jersey
August 1, 2005

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

BALANCE SHEET

JUNE 30, 2005
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$90,811
TOTAL CURRENT ASSETS	90,811

OTHER ASSETS:
Deferred offering costs	56,927

TOTAL ASSETS	$147,738

LIABILITIES AND STOCKHOLDERS= EQUITY

CURRENT LIABILITIES:
Due to affiliated company	$37,475
Accrued expenses	1,500
TOTAL CURRENT LIABILITIES	38,975

STOCKHOLDERS’ EQUITY	108,763

TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY	$147,738
 See accountants’ review report

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2005	THREE MONTHS ENDED JUNE 30, 2005

REVENUES:
Interest income	$310	$273
TOTAL REVENUES	310	273

EXPENSES:
Professional fees	1,500	-
Consulting fees	12,000	1,000
Filing fees	1,560	1,075
State and local taxes	455	-
TOTAL EXPENSES	15,515	2,075

NET LOSS	$(15,205)	$(1,802)

See accountants’ review report

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS= EQUITY

SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

	TOTAL	--COMMON STOCK--		--PREFERRED STOCK--		ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
		SHARES	AMOUNT	SHARES	AMOUNT

Sale of formation stock	$195	11,000,000	$110	8,500,000	$85	$-	$-

Sale of stock pursuant to offering plan	20,919	2,091,901	21	-	-	20,898	-

Offering costs	(4,272)	-	-	-	-	(4,272)	-

Net loss	(12,515)	-	-	-	-	-	(12,515)

Balance - January 1, 2005	4,327	13,091,901	131	8,500,000	85	16,626	(12,515)

Sale of stock pursuant to offering plan	39,118	3,911,762	39	-	-	39,079	-

Offering costs	(7,990)	-	-	-	-	(7,990)	-

Net loss	(13,403)	-	-	-	-	-	(13,403)

Balance - April 1, 2005	22,052	17,003,663	170	8,500,000	85	47,715	(25,918)

Sale of stock pursuant to offering plan	111,231	11,123,118	111	-	-	111,120	-

Offering costs	(22,718)	-	-	-	-	(22,718)	-

Net loss	(1,802)	-	-	-	-	-	(1,802)

Balance - June 30, 2005	$108,763	28,126,781	281	8,500,000	$85	$136,117	$(27,720)

See accountants’ review report

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(15,205)
Changes in operating assets and liabilities:
Due to affiliated company	7,000
Deferred offering costs	30,708
Accrued expenses	(3,500)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,003

FINANCING ACTIVITIES:
Net proceeds from the issuance of stock	58,208

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,208

INCREASE IN CASH	77,211

CASH - BEGINNING OF PERIOD	13,600

CASH - END OF PERIOD	$90,811

See accountants’ review report

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)

1    SIGNIFICANT ACCOUNTING POLICIES

Business description

Blackhawk Capital Group BDC Inc. (the Company or “Blackhawk”) was incorporated in the State of Delaware on April 26, 2004.

On September 14, 2004 the Company filed a Form N-54A, Notification with the Securities and Exchange Commission electing to become a Business Development Company pursuant to Section 54(a) of the Investment Company Act of 1940.

Blackhawk has been in the developmental stage since inception and its operations to date have been limited to issuing shares, other organizational matters and developing potential investment opportunities.

Blackhawk will attempt to locate and negotiate with eligible portfolio companies for Blackhawk to invest in, lend funds to, acquire an interest in and/or possibly manage. Blackhawk intends to offer managerial assistance to eligible portfolio companies in which it invests.

As a business development company, Blackhawk will be able to raise money to acquire interests in small private business, as well as non-dividend paying public companies.

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

JUNE 30, 2005
(Unaudited)

2     STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000,000 shares of common stock and 15,000,000 shares of preferred stock, both with a par value of $.00001 per share. Shortly after formation, the Company sold 11,000,000 shares of common stock and 8,500,000 shares of preferred stock to its founders for an aggregate of $195.

Pursuant to an offering circular dated September 15, 2004, the Company has sold 17,126,781 shares of common stock at $.01 per share for aggregate proceeds of $171,378.

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

3     INCOME TAXES

Blackhawk has available net operating loss carryforwards for income tax purposes of approximately $27,000 which expire in 2024.

The Company has a deferred tax asset of approximately $5,400. Since Blackhawk is a development stage company with no operating history, a 100% valuation allowance has been provided.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

Blackhawk is currently engaged in an Application to the NASD for Authority for its shares to be quoted and traded on the OTC Bulletin Board. We have not yet acquired an interest in any companies, nor are we providing managerial assistance to any companies.

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

SEARCH FOR TARGET COMPANIES

Blackhawk will search for target companies as potential candidates for an investment, loan, or stock acquisition.

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

On September 20, 2004, Blackhawk elected to be treated as a Business Development Company and subject itself to the rules and regulations under the Investment Company Act of 1940. Currently, Blackhawk is engaged in an offering to raise between $7,500 and $450,000 to invest in additional companies. As of June 30, 2005, Blackhawk has sold 17,126,781 shares for a total of $171,267.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ending June 30, 2005, the Company closed its Reg. E common stock offering. The issue sold 17,126,781 shares at $.01 per share for an aggregate of $171,267. The Company’s total expenditures to operate the business during the offering period were $27,590 which represents 16% of the proceeds from the offering.

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

Date: August 4, 2005	By: /s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: August 4, 2005	By: /s/ Robert M. Fujii
Robert M. Fujii, Chief Financial Officer