Form 10-Q
period 2005-09-30
BLACKHAWK CAPITAL GROUP BDC INC
filed 2005-11-14
CIK 1294345

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 9 month period ended September 30, 2005.

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

(1) Yes X  No __      (2) Yes X  No  __

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

28,126,781 - October 31, 2005

BLACKHAWK CAPITAL GROUP BDC, INC.
FORM 10-Q
September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Paritz & Company, P.A.

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS
WITH
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

NINE MONTHS ENDED SEPTEMBER 30, 2005

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Blackhawk Capital Group BDC Inc.
(A Development Stage Company)
New York, New York

We have reviewed the accompanying balance sheet of Blackhawk Capital Group DBC Inc. (A Development Stage Company) as of September 30, 2005 and the related statements of income and retained earnings and cash flows for the nine months then ended in accordance with the standards of the Public Accounting Oversight Board. All information included in these financial statements is the representation of the management of Blackhawk Capital Group DBC Inc. (A Development Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with the standards of the Public Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Paritz & Company, P.A.

Hackensack, New Jersey
October 4, 2005

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

BALANCE SHEET

SEPTEMBER 30, 2005
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$83,304
Prepaid expenses	7,775
TOTAL CURRENT ASSETS	91,079

OTHER ASSETS:
Deferred offering costs	56,927

TOTAL ASSETS	$148,006

LIABILITIES AND STOCKHOLDERS= EQUITY

CURRENT LIABILITIES:
Due to affiliated company	$40,475
Accrued expenses	6,849
TOTAL CURRENT LIABILITIES	47,324

STOCKHOLDERS’ EQUITY	100,682

TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY	$148,006

See accountants’ review report

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2005	THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES:
Interest income	$701	$391
TOTAL REVENUES	701	391

EXPENSES:
Professional fees	6,730	5,230
Consulting fees	12,000	-
Filing fees	1,910	350
Insurance	2,892	2,892
State and local taxes	455	-
TOTAL EXPENSES	23,987	8,472

NET LOSS	$(23,286)	$(8,081)

See accountants’ review report

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS= EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

						ADDITIONAL	DEFICIT ACCUMULATED DURING
		COMMON STOCK		PREFERRED STOCK		PAID-IN	DEVELOPMENT
	TOTAL	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STAGE
Sale of formation stock	$195	11,000,000	$110	8,500,000	$85	$-	$-

Sale of stock pursuant to offering plan	20,919	2,091,901	21	-	-	20,898	-

Offering costs	(4,272)	-	-	-	-	(4,272)	-

Net loss	(12,515)	-	-	-	-	-	(12,515)

Balance - January 1, 2005	4,327	13,091,901	131	8,500,000	85	16,626	(12,515)

Sale of stock pursuant to offering plan	39,118	3,911,762	39	-	-	39,079	-

Offering costs	(7,990)	-	-	-	-	(7,990)	-

Net loss	(13,403)	-	-	-	-	-	(13,403)

Balance - April 1, 2005	22,052	17,003,663	170	8,500,000	85	47,715	(25,918)
	1
Sale of stock pursuant to offering plan	111,231	11,123,118	111	-	-	111,120	-

Offering costs	(22,718)	-	-	-	-	(22,718)	-

Net loss	(1,802)	-	-	-	-	-	(1,802)

Balance - June 30, 2005	108,763	28,126,781	281	8,500,000	85	136,117	(27,720)

Net Loss	(8,081)	-	-	-	-	-	(8,081)

Balance - September 30, 2005	$100,682	28,126,781	$281	8,500,000	85	$136,117	$(35,801)

See accountants’ review report

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(23,286)
Changes in operating assets and liabilities:
Due to affiliated company	10,000
Deferred offering costs	30,708
Accrued expenses	1,849
Prepaid expenses	(7,775)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,496

FINANCING ACTIVITIES:
Net proceeds from the issuance of stock	58,208

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,208

INCREASE IN CASH	69,404

CASH - BEGINNING OF PERIOD	13,600

CASH - END OF PERIOD	$83,304

See accountants’ review report

BLACKHAWK CAPITAL GROUP BDC INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
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

SEPTEMBER 30, 2005
(Unaudited)

2	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000,000 shares of common stock and 15,000,000 shares of preferred stock, both with a par value of $.00001 per share. Shortly after formation, the Company sold 11,000,000 shares of common stock and 8,500,000 shares of preferred stock to its founders for an aggregate of $195.

Pursuant to an offering circular dated September 15, 2004, the Company has sold 17,126,781 shares of common stock at $.01 per share for aggregate proceeds of $171,268.

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

Blackhawk has available net operating loss carryforwards for income tax purposes of approximately $33,000 which expire in 2024.

The Company has a deferred tax asset of approximately $6,600. Since Blackhawk is a development stage company with no operating history, a 100% valuation allowance has been provided.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

Blackhawk is currently engaged in an Application to the NASD for Authority for its share's to be quoted and traded on the OTC Bulletin Board. We have not yet acquired an interest in any companies, nor are we providing managerial assistance to any companies.

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

On September 20, 2004, Blackhawk elected to be treated as a Business Development Company and subject itself to the rules and regulations under the Investment Company Act of 1940. In its previous quarter, Blackhawk completed a Regulation E offering to raise between $7,500 and $450,000 for working capital and invest capital requirements. At the close of the offering on May 18, 2005, Blackhawk had sold 17,126,781 shares for a total of $171,268.

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

UNDERTAKINGS AND UNDERSTANDINGS REQUIRED OF TARGET COMPANIES

As part of a subscription agreement to purchase shares of a target company, Blackhawk intends to obtain certain representations and warranties from a target company as to its conduct following the stock acquisition. The target company may also request certain representations from Blackhawk such as (i) the agreement of Blackhawk to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act for at least a specified period of time; (ii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the Investment Company Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The company has closed it's Reg. E common stock offering at $.01 per share for a total of 17,126,781 shares sold for an aggregate consideration of $171,268. The proceeds of this sale were comprised of $109,836 in cash and $61,432 of converted debt for equity at the Offering price of $.01 per share. At September 30, 2005, the company had $83,304 of cash on hand; this amount represents 75.2% of the cash raised in the Offering and is retained for investments and future operational expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)    Exhibits

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

C	Blackhawk Capital Group BDC, Inc. Code of Conduct

(b)    Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2005	By:/s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: October 31, 2005	By:/s/ Robert M. Fujii
Robert M. Fujii, Chief Financial Officer