Form 10-K
period 2005-12-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2006-04-14
CIK 1294345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 814-00678
_______________________

BLACKHAWK CAPITAL GROUP BDC, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	20-1031329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14 Wall Street, 11th Floor, New York, New York 10005
(Address of principal executive offices) (Zip Code)

 (212) 566-8300
(Registrant's telephone number, including area code)
_______________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒  No ☐

The number of shares outstanding of Blackhawk's common stock on April 13, 2006 was 23,626,781.

PART I
Forward Looking Statements

The matters discussed in this section and in certain other sections of this Form 10-K contain forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause Blackhawk Capital Group BDC, Inc. ("Blackhawk," "we" or "Company") actual results to differ materially from those projected in the forward-looking statements made in this Report. Among the key factors that have a direct bearing on Blackhawk's results of operations include:

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

Item 1. Business

On September 20, 2004, Blackhawk filed a Form N-54A Notification with the Securities and Exchange Commission, electing to become a Business Development Company pursuant to Section 54 of the Investment Company Act.

Blackhawk was incorporated on April 22, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking. Blackhawk has been in the developmental stage since inception and its operations to date have been limited to offering and selling shares to its original shareholders and sales pursuant to an offering under Rule 1-E.

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

All acquisitions will be designed to enhance shareholder value through capital appreciation and dividend payments.

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

Blackhawk will seek to render significant managerial assistance to and/or control of eligible companies. While we do not currently intend to invest as part of a group, we have not set any policy to that effect, and may determine to so invest in the future without seeking shareholder approval. We have not yet set a policy with respect to any assets that are not required to be invested in eligible portfolio companies or other companies qualifying under Section 55 of the Investment Company Act.

Blackhawk may not withdraw its election as a business development company without approval by the majority of the outstanding voting securities.

Consistent with its objective of long-term capital appreciation, Blackhawk will consult with its investees with respect to obtaining capital and offers managerial assistance to selected businesses that, in the opinion of our management, have a significant potential for growth.

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

Blackhawk has not made any investments since its inception. It is in the process of interviewing and hiring a third party investment manager and adviser to serve as Blackhawk's investment manager and adviser.

Item 1A. Risk Factors

No Fixed Investment Policy; No Investments to Date

We have no fixed policy as to the business or industry group in which we may invest or as to the amount or type of securities or assets that we may acquire. To date, we have not made any investments. We seek to assist our investee companies and their management teams in devising realistic business strategies and obtaining necessary financing.

A failure on our part to maintain our status as a business development company ("BDC") would significantly reduce our operating flexibility

If we do not continue to qualify as a BDC, we might be regulated as a closed-end investment company under the Investment Company Act, which would significantly decrease our operating flexibility.

Our Ability to Grow Will Depend on Our Ability to Raise Capital

Blackhawk has raised $171,333 in capital since its inception. We will need to periodically access the equity markets to raise cash to fund new investments. An inability to successful access the equity markets could limit our ability to grow our business and fully execute our business strategy. We cannot assure you that we will be able to raise adequate capital in the future.

Reliance on Strong Management Teams of Investee Companies

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

Start-up Operations; No Cash Dividend Payments to Date; Possibility of Substantial Losses

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

The proposed operations of Blackhawk are speculative

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

Purchase of penny stocks can be risky

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

There is no agreement for any stock acquisitions and no minimum requirements for any stock acquisitions

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

Reporting requirements may delay or preclude investments

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

We May Change Our Investment Policies Without Further Shareholder Approval

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

Our Investments May Not Generate Sufficient Income to Cover Our Operations

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

Regulatory Oversight; Compliance Requirements

As a business development company, Blackhawk is subject to the provisions of Sections 55 through 65 of the Investment Company Act, and certain additional provisions of that Act made applicable to business development companies by Section 59 of that Act. Under these regulations, Blackhawk's investment policies are defined and subject to certain limitations. Furthermore, under Section 58 of that Act, Blackhawk may not withdraw its election to be so regulated without the consent of a majority of its issued and outstanding voting securities.

Blackhawk has no fixed policy as to any particular business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. Blackhawk may in the future invest in assets that are not qualifying assets as defined by Section 55 of the Investment Company Act; however, no such additional assets have been identified as of March 31, 2006, and Blackhawk does not intend to fall below the 70% requirement as set forth in Section 55 of that Act.

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

Market Illiquidity

At the time of sale of Blackhawk’s portfolio securities, there may not be a market of sufficient stability to allow Blackhawk to sell its entire position, potentially resulting in Blackhawk not being able to sell such securities at prevailing market prices or at the prices at which Blackhawk may have valued its position in the investee's securities.

Difficulty in Valuing Investments and Portfolio Performance

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

Changes in Regulatory Environment for Business Development Companies Under the Investment Act

Regulation - Business Development Companies

The following is a summary description of the Investment Company Act, as applied to business development companies. This description is qualified in its entirety by reference to the full text of the Act and the rules promulgated thereunder by the United States Securities and Exchange Commission (the "SEC").

The Small Business Investment Incentive Act of 1980 became law on October 21, 1980. This law modified the provisions of the Investment Company Act, that are applicable to a company, such as Blackhawk, which elects to be treated as a "business development company." Blackhawk elected to be treated as a business development company on September 20, 2004. Blackhawk may not withdraw its election without first obtaining the approval of a majority of its outstanding voting securities.

A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" and certain bankrupt or insolvent companies and must make available significant managerial assistance to its investee companies. An eligible portfolio company generally is a United States company that is not an investment company (except for wholly-owned SBIC's licensed by the U.S. Small Business Administration) and (1) does not have a class of securities included in the Federal Reserve Board's over-the-counter margin list, (2) is actively controlled by the business development company and has an affiliate of the business development company on its board of directors, or (3) meets such other criteria as may be established by the SEC. Control, under the Investment Company Act, as amended, is presumed to exist where the business development company, and its affiliates or related parties, own 25% or more of the issued and outstanding voting securities of the investee.

The Investment Company Act prohibits or restricts a registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that Blackhawk may acquire to "qualifying assets" and certain other assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of Blackhawk's assets consists of qualifying assets. The effect of this regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time Blackhawk acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of Blackhawk's initial acquisition of their securities but are no longer eligible, provided that Blackhawk has maintained a substantial portion of its initial investment in those companies; (4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. As of March 31, 2006, Blackhawk has not yet made any investments.

Blackhawk is permitted by the Investment Company Act, under specified conditions, to issue multiple classes of senior debt and preferred stock, if its asset coverage, as defined in the Investment Company Act, is at least 200% after the issuance of the debt or the preferred stock. Blackhawk currently has no policy regarding issuing of multiple classes of senior debt.

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

As defined in the Investment Company Act, the term "majority of a registrant 's issued and outstanding voting securities" means the vote of (a) 67% or more of a registrant 's issued and outstanding common stock present at a meeting, if the holders of more than 50% of the issued and outstanding common stock are present or represented by proxy, or (b) more than 50% of a registrant's outstanding common stock, whichever is less.

Blackhawk may sell its securities at a price that is below the prevailing net asset value per share only upon the approval of the policy by the holders of a majority of its issued and outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, at its last annual meeting or within one year prior to the transaction. In addition, Blackhawk may repurchase its common stock, subject to the restrictions of the Investment Company Act.

In accordance with the Investment Company Act, a majority of the members of Blackhawk's Board of Directors must not be "interested persons" of Blackhawk, as that term is defined in the Investment Company Act. Generally, "interested persons" of Blackhawk include all affiliated persons of Blackhawk and members of their immediate families, any "interested person" of an underwriter or of an "investment advisor" to Blackhawk, any person who has acted as legal counsel to Blackhawk within the last two fiscal years, or any broker or dealer, or affiliate of a broker or dealer.

Most of the transactions involving Blackhawk and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the Investment Company Act, prior to its amendment by the Small Business Investment Incentive Act now require the prior approval of a majority of Blackhawk's independent directors and a majority of the directors having no financial interest in the transactions. The effect of this amendment is that Blackhawk may engage in certain affiliated transactions that would be prohibited, absent prior SEC approval in the case of investment companies, which are not business development companies. However, transactions involving certain closely affiliated persons of Blackhawk, including its directors, officers and employees, still require the prior approval of the SEC. In general, "affiliated persons" of a person include: (a) any person who owns, controls or holds with power to vote, more than five percent of Blackhawk's issued and outstanding common stock, (b) any director, executive officer or general partner of that person, (c) any person who directly or indirectly controls, is controlled by, or is under common control with that person, and (d) any person five percent or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote, by such other person. Such persons generally must obtain the prior approval of a majority of Blackhawk's independent directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving Blackhawk or any company controlled by Blackhawk. In accordance with the Investment Company Act, a majority of the members of Blackhawk's board of directors are not interested persons as defined in the Act. The Investment Company Act generally does not restrict transactions between Blackhawk and its investee companies.

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

Other Securities Law Considerations

In addition to the above-described provisions of the Investment Company Act, there are a number of other provisions of the federal securities laws that affect Blackhawk's operations. For example, restrictions imposed by the federal securities laws, in addition to possible contractual provisions, may adversely affect the ability of Blackhawk to sell or otherwise to distribute or dispose of its portfolio securities.

Most if not all securities which Blackhawk acquires as venture capital investments will be "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and will not be permitted to be resold without compliance with the Securities Act. Thus, Blackhawk will not be permitted to resell portfolio securities unless a registration statement has been declared effective by the SEC with respect to such securities or Blackhawk is able to rely on an available exemption from such registration requirements. In most cases Blackhawk will endeavor to obtain from its investee companies "registration rights," pursuant to which Blackhawk will be able to demand that an investee company register the securities owned by Blackhawk at the expense of the investee company. Even if the investee company bears this expense, however, the registration of any securities owned by Blackhawk is likely to be a time-consuming process, and Blackhawk always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for such securities.

At times Blackhawk will not register portfolio securities for sale but will seek to sell and sometimes seek an exemption from registration. The most likely exemption available to Blackhawk is section 4(1) of the Securities Act, which, in effect, exempts sales of securities not involving a public distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities and in some cases a public sale, if the provisions of Rule 144 under the Securities Act, are complied with. Among other things, Rule 144 generally requires that securities be sold in "broker transactions," and imposes a one- year holding period prior to any resale of restricted securities.

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

An in-kind distribution will be made only when, in the judgment of Blackhawk’s board of directors, it is in the best interest of Blackhawk's stockholders to do so. The board of directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on the investee's customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities. Securities of Blackhawk's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that Blackhawk may make an in-kind distribution of securities that are substantially liquid irrespective of the distributee's stockholder rights to sell such securities. Any such in-kind distribution would require stockholder approval only if the distribution represents substantially all of Blackhawk's assets. It is possible that Blackhawk may make an in-kind distribution of securities that have appreciated or depreciated from the time of purchase depending upon the particular distribution. Blackhawk has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any distributions will be made. As of March 31, 2006, no investments or distributions have been made.

Managerial Assistance

Blackhawk believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the Investment Company Act, with respect to a business development company such as Blackhawk means (a) any arrangement whereby a business development company, through its directors, officers, employees or general partners, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or (b) the exercise by a business development company of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as a part of a group acting together which controls such portfolio company. Blackhawk is required by the Investment Company Act to make significant managerial assistance available at least with respect to investee companies that Blackhawk will treat as qualifying assets for purposes of the 70% test. The nature, timing and amount of managerial assistance provided by Blackhawk varies depending upon the particular requirements of each investee company.

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

Employees

As of March 31, 2006, Blackhawk had two employees.

Item 1B. Unresolved Staff Comments

This Section is not applicable.

Item 2. Properties

Blackhawk subleases office space at 14 Wall Street, 11th Floor, New York, New York from The Concorde Group, Inc., an affiliate of Blackhawk, at no cost to Blackhawk. The lease is on a month-to-month basis. The Concorde Group, Inc. intends to set the lease cost to market rates once Blackhawk’s stock is cleared by the NASD for over-the-counter trading.

Item 3. Legal Proceedings

Blackhawk is not a party in any legal proceedings. Blackhawk knows of no material legal proceedings pending or threatened, or judgments entered against any of its directors or officers in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

During Blackhawk's fourth quarter ended December 31, 2005, the following matters were submitted to the Security Holders: Pursuant to Section 228 of Delaware General Corporation Law, the stockholders of Blackhawk Capital Group BDC Inc., a Delaware corporation (“Corporation”), by written consent signed by stockholders holding more than a majority of shares of the Corporation entitled to vote, approved a Certificate of Amendment (“Amendment”) to the Corporation’s Certificate of Incorporation. The purpose and effect of the Amendment was to eliminate the Corporation’s Preferred Stock. The date of the written consent was November 10, 2005. Stockholders holding 15,110,257 shares signed the written consent, representing 63.95% of Blackhawk's outstanding shares. There were no votes against the Amendment.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The common stock of Blackhawk is not listed on any exchanges and is not yet traded.

Holders

At the date of this filing, there are approximately 107 holders of the Company's common stock.

Dividends

Blackhawk has paid no cash dividends on its common stock and for the foreseeable future has no plans to pay cash dividends.

Sale of Unregistered Securities

On September 27, 2004, Blackhawk commenced an offering pursuant to Regulation E under the Securities Act. Pursuant to this offering, Blackhawk is offering for sale a minimum of 750,000 shares and a maximum of 45,000,000 shares at $.01 per share. In December 2004, this offering was amended to extend the offering period to June 15, 2005. As of December 31, 2005, Blackhawk has sold 17,126,781 shares for a total of $171,268. Including 6,500,000 shares issued to founders of Blackhawk for $65, Blackhawk has issued a total of 23,626,781 shares of Common Stock for a total of $171,333.

Blackhawk Repurchase of Securities

In November 2005, (a) Blackhawk rescinded a prior issuance of its preferred stock to its affiliate, The Concorde Group, Inc. and repurchased all shares (8,500,000 shares) of its preferred stock from The Concorde Group, Inc. for $85, the original purchase price for the shares, and (b) Blackhawk rescinded a prior issuance of its common stock to several investors, and repurchased 4,500,000 shares of common stock from the investors for $45, representing the original purchase price of the shares.

Item 6. Selected Consolidated Financial Data

The following selected financial and other data for the year ended December 31, 2005 and for the period from inception (April 22, 2004) to December 31, 2004 are derived from our consolidated financial statements which have been audited by Paritz & Company, P.A. an independent registered public accounting firm whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report.

BLACKHAWK CAPITAL GROUP BDC, INC.
SELECTED FINANCIAL DATA
Year Ended December 31, 2005 and
Period from Inception (April 22, 2004) through December 31, 2004

	Year Ended December 31, 2005	For the Period Inception (April 22, 2004) Through December 31, 2004
Total Investment Income	1,139	15
Total Expenses	(46,074)	(12,530)
Net Investment (Loss) and Net Decrease in Assets Resulting from Operations	(44,935)	(12,515)

Per Share Data:
Loss Per Common Share, Basic and Diluted:*	(0.00220)	(0.00179)
Cash Dividend Declared	0	0

Total Assets	83,399	101,235
Total Liabilities	61,423	96,953
Total Net Assets	21,976	4,282

Other Data:
Total Return Per Share Based on Net Asset Value**	(440%)	(17,900%)
________________________

* Calculated based on weighted average shares outstanding.
** Total returns for periods of less than one year are not annualized.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company's financial statements and the notes thereto.

Overview

Blackhawk is a business development company formed to engage in the business of investing primarily in small to mid-sized companies. The Company also intends to provide managerial assistance to developing companies.

Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, and include the accounts of the Company. The financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities at the date of the financial statements and the reported amounts of income or loss and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of investments.

Portfolio and Investment Activity

Blackhawk has not made an investment since its inception.

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

Results of Operations

Sales Revenues

From inception (April 22, 2004) through December 31, 2004, we had $0 revenues. We had a net loss of $12,515 for that same period.

From January 1, 2005 through December 31, 2005, we had $0 revenues. We had a net loss of $44,935 for that same period.

General and Administrative Expenses

From inception (April 22, 2004) through December 31, 2004, general and administrative expenses were $12,530.

From January 1, 2005 through December 31, 2005, general and administrative expenses were $46,074.

Other Income (Expenses)

For the period inception (April 22, 2004) through December 31, 2004, the Company achieved other income of $15. Blackhawk received $65 from the founders and $20,919 from the sale of stock under its Regulation E offering.

For the period January 1, 2005 through December 31, 2005, the Company achieved other income of $1,139. Blackhawk received $88,917 from the sale of stock under its Regulation E offering.

Liquidity and Capital Resources

From inception (April 22, 2004) through December 31, 2005, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, The Concorde Group, Inc.

At December 31, 2005, Blackhawk owed approximately $43,757 to The Concorde Group, Inc., a company controlled by Dr. Craig A. Zabala, the Chairman, President and Chief Executive Officer of Blackhawk. The amount due is non-interest bearing and is due on demand. This amount reflects expenses paid by The Concorde Group, Inc in connection with the formation of the corporation, offering costs for the offering plan and operating expenses. The Concorde Group, Inc. elected to convert a portion of Blackhawk debt totalling $61,432 into 6,143,200 shares of Common Stock at the offering price of $.01 per share in 2005.

On April 23, 2004, the Company issued 8,500,000 shares of Series A preferred stock and 11,000,000 shares of common stock to its founders at $.00001 per share for a total of $195. Between September 27, 2004 and December 31, 2005, Blackhawk sold 17,126,781 shares of its common stock at $.01 per share for a total of $171,267.81. These shares were sold pursuant to an offering under Regulation E under the Securities Act. On November 9, 2005, the board of directors rescinded the issuance of shares of preferred stock to The Concorde Group, Inc. The Company refunded to The Concorde Group, Inc. the $85 that The Concorde Group, Inc. paid for the shares, which was added to the debt due to The Concorde Group, Inc. The Concorde Group, Inc. waived any rights it may have against Blackhawk in connection with the issuance and stated that it will not assert any claim against the Company. On November 12, 2005, certain investors returned 4,500,000 shares of common stock and was refunded $45 on March 22, 2006. Each investor waived any rights he or she may have against Blackhawk in connection with the issuance and stated that he or she will not assert any claim against the Company. On November 29, 2005, Blackhawk amended its Certificate of Incorporation in the State of Delaware to eliminate the right to issue preferred shares. As of November 29, 2005, all outstanding shares are common shares.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates and the valuation of investments.

Interest Rate Risk

This Section is not applicable. Blackhawk does not have any interest-bearing liabilities at this time.

Portfolio Valuation

Blackhawk intends to use the U.S. Private Equity Valuation Guidelines (“Guidelines”) to provide its managers with a framework for valuing investments in portfolio companies at fair value and to provide greater consistency within the private equity industry with regard to valuation. There are currently few authoritative guidelines under U.S. generally accepted accounting principles (GAAP) that require specific procedures for estimating fair value of investments in portfolio companies. These Guidelines are intended to assist managers in their estimation of fair value and are intended to be consistent with GAAP. Blackhawk has made no investments to date.

Item 8. Financial Statements and Supplementary Data

The response to this is enclosed in a separate section of this report, see page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

On February 23, 2006, The Concorde Group, Inc., a founder and shareholder of Blackhawk and a control person of Blackhawk, as defined in Section 2(a)(1) of the Investment Company Act, retained SEC3 Compliance Consultants (“SEC3”), compliance consultants for companies operating under the Investment Company Act, to assist and to review Blackhawk’s current compliance program, recommend improvements to the program, and implement a new compliance program. The Concorde Group, Inc. is liable for payments for services rendered under Blackhawk's consulting agreement with SEC3.
.
On March 24, 2006, the board of directors unanimously agreed to reimburse The Concorde Group, Inc. for expenses incurred with SEC3, related to the business of Blackhawk for the fiscal year ending December 31, 2006, to assist Blackhawk in complying with the regulations under the Investment Company Act. Furthermore, the board agreed to retain SEC3, compliance consultants for Blackhawk for the fiscal year ending December 31, 2006, to assist Blackhawk's acting chief compliance officer in complying with the regulations under the Investment Company Act.

Disclosure Controls and Procedures

Blackhawk's principal executive officer and acting principal financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Blackhawk and have:

▪
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to Blackhawk is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

▪
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

▪	evaluated the effectiveness of Blackhawk's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

Based on their evaluation as of the Evaluation Date, their conclusion about the effectiveness of the disclosure controls and procedures were that nothing indicated:

▪	any significant deficiencies in the design or operation of internal controls which could adversely affect Blackhawk's ability to record, process, summarize and report financial data;

▪	any fraud, whether or not material, that involves management or other employees who have a significant role in Blackhawk's internal controls; or

▪
any material weaknesses in internal controls that have been or should be identified for the Company's auditors and disclosed to Blackhawk's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

In addition, Blackhawk's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal Control Over Financial Reporting

There have not been any changes in Blackhawk's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Blackhawk's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Blackhawk's internal control over financial reporting.

Item 9B. Other Information

This Section is not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information concerning our directors and executive officers:

Name and Address	Age	Position Held with Company

Dr. Craig A. Zabala(1)	54	President, Chief Executive
P.O. Box 360		Officer, Acting Chief
Greene Street Station		Financial Officer, Acting
New York, New York 10012		Chief Compliance Officer, Secretary, Chairman

Robert M. Fujii(2)(3)	56	Vice President
1624 Acton Street
Berkeley, California 94702

Robert J. Francis(3)	35	Director
5416 South 161st Street Omaha, NE 68135

Janet Buxman Kurihara(3)	47	Director
11007 North Cottontail Lane
Parker, Colorado 80138

Randy Tejral(3)	50	Director
6529 Pine Ridge Road
Elkhorn, Nebraska 68022

Mick Woodwards(1)(3)	47	Director
4849 Woodruff Avenue
Lakewood, California 90713

(1) Control person as defined in Section 2(a)(1) of the Investment Company Act.
(2) Resigned as Chief Financial Officer on March 17, 2006; assumed the position of Vice President on March 24, 2006.
(3) Minority shareholder of The Concorde Group, Inc.

The following is a brief summary of the background of each executive officer and director:

Dr. Craig A. Zabala is the founder, Chairman, President, and Chief Executive Officer and acting Chief Financial Officer and acting Chief Compliance Officer of Blackhawk. He is the founder, Chairman, President and Chief Executive Office of The Concorde Group, Inc. He was also the founder and Chief Executive Officer of DBL Holdings, LLC (dba Drexel Burnham Lambert). He was a Scholar in Residence and Visiting Lecturer at The Zicklin School of Business and the Department of Finance, Graduate School, Baruch College, City University of New York, where he taught an MBA course on Entrepreneurial Strategy and an M.S. degree in Finance course on Special Topics in Investment Banking.

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

From 1990 to 1991, he was a Visiting Fellow at the School of Industrial and Business Studies, University of Warwick, Coventry, England. From 1989 to 1990, he was Vice President of Corporate Finance at D.H. Blair and Company. From 1986 to 1990, he served as Assistant Professor of Management at the School of Management, Rensselaer Polytechnic Institute, in Troy, New York. Dr. Zabala was an Economist at the U.S. Department of Labor (1979 to 1982) and the U.S. Department of Commerce (1982 to 1986) in Washington, D.C. During his career in Washington, he was also employed full-time as an autoworker from 1976 to 1983 at the General Motors Assembly Division, General Motors Corporation, Van Nuys, California, where he worked and also carried out research on production relations for his doctoral research on the U.S. automobile industry.

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

Robert M. Fujii is a Vice President at Blackhawk Capital Group BDC, Inc. He also holds positions as Chief Financial Analyst of The Concorde Group, Inc. and Acting Chief Financial Officer of Concorde Atlas Capital LLC. Mr. Fujii was previously a financial consultant for Craig A. Zabala & Company, a business consulting company in New York City. From 1992 to 1993, Mr. Fujii worked as a financial analyst for Nichirei Foods America sales office in San Francisco. From 1979 to 1992, Mr. Fujii worked as the Supervisor of Budgets and General Accounting for Varian Associates, Inc., a manufacturer of scientific measuring instruments, located in Walnut Creek, California. He received his BA in Biochemistry in 1971 from the University of California at Berkeley and an MBA in International Business and Finance from the Haas School of Business, University of California at Berkeley in 1993.

Robert J. Francis has been a director of Blackhawk since December 2004. Since 2000, Mr. Francis has been founder and Vice President of Omaha Telecom, Inc., a tower and radio maintenance company.

Janet Buxman Kurihara has been a director of Blackhawk since August 2004. Ms. Kurihara was regional director at Telenisus Corp., a network security and data storage company from 2000-2001. From January 2001 to October 2001, she was regional director at Riptechi Inc., a network security company. From October 2001 to March 2003, she owned Definitive Market Consultants, a consulting company. Since March 2003, Ms. Kurihara has been a senior manager of new product development and product strategy at Qwest.

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

Except as indicated above, none of our directors holds any directorships in companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act.

There are no family relationships among any of our directors or executive officers.

Board Composition

Blackhawk's board of directors consists of five directors. At each annual meeting of its stockholders, all of its directors are elected to serve from the time of election and qualification until the next annual meeting following election. In addition, Blackhawk's bylaws provide that the maximum authorized number of directors may be changed by resolution of the stockholders or by resolution of the board of directors.

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and through activities of its committees. From inception (April 22, 2004) to December 31, 2005, the Board of Directors held four meetings. No director attended fewer than 100% of the total meetings of the Board either in person or via teleconference from inception (April 22, 2004) to December 31, 2005. During 2005, the board of directors acted by written consent two times.

Blackhawk has one board committee, the audit committee.

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

Code of Ethics

Blackhawk has adopted a Code of Ethics under Rule 17j-1 under the rules and regulations of the Investment Company Act that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

▪	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

▪	full, fair, accurate, timely, and understandable disclosure in reports and documents that Blackhawk files with, or submits to, the Commission and in other public communications made by the issuer;

▪	compliance with applicable governmental laws, rules and regulations;

▪	the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

▪	accountability for adherence to the code.

Blackhawk hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the Chairman of the Board of Directors at Blackhawk Capital Group BDC, Inc., 14 Wall Street, 11th Floor, New York, New York 10005.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to compensation we paid for the period of inception (April 22, 2004) through December 31, 2005, for services of our executive officers and directors.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Craig A. Zabala President, CEO, Chairman	2004 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Brad D. Silver Executive Vice-President, Secretary, Director(1)	2004 2005	Nil Nil	Nil Nil	Nil $12,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Robert M. Fujii Vice President	2004 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

David W. Atchison Director(2)	2004 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Robert J. Francis Director	2004 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Janet Buxman Kurihara Director	2004 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Randy Tejral Director	2004 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Mick Woodwards Director	2004 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Brad Silver was paid $12,000 in consulting fees to assist the Corporation in extraordinary administrative duties during the calendar year 2005. No compensation was paid to any other manager during the calendar year. Mr. Silver resigned as Executive Vice President, Secretary, and Director on December 8, 2005.
(2) David Atchison resigned as Director on January 25, 2006.

Blackhawk has no option plans, pension plans or any other compensation plans.

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

Name and Address	Amount of Beneficial	Percentage
of Beneficial Owner	Ownership	of Class

Dr. Craig A. Zabala	1,832,500(1)(2)	7.76%
P.O. Box 360
Greene Street Station
New York, New York 10012

The Concorde Group, Inc.(3)	3,300,000(2)	13.97%
14 Wall Street, 11th Floor
New York, New York 10005

Robert M. Fujii	500,000	2.12%
1624 Acton Street
Berkeley, California 94702

Robert J. Francis	0	0%
5416 South 161st Street
Omaha, Nebraska 68135

Janet Buxman Kurihara	0	0%
11007 North Cottontail Lane
Parker, Colorado 80138

Randy Tejral	0	0%
6529 Pine Ridge Road
Elkhorn, Nebraska 68022

Mick Woodwards	1,320,269	5.59%
4849 Woodruff Avenue
Lakewood, California 90713

Doreen McCarthy(3)	2,345,000	9.93%
426 Broome Street
New York, NY 10013

All Executive Officers and	3,652,769	15.46%
Directors as a Group (6 Persons)(1)

(1)	Excludes 3,300,000 shares of common stock held by The Concorde Group, Inc. of which Dr. Zabala is the control person.
(2)	The control person of these shares is Dr. Craig A. Zabala.
(3)	The beneficial owner of five percent or more of the common stock of Blackhawk, who is not a director or officer of Blackhawk.

Item 13. Certain Relationships and Related Transactions

Dr. Craig A. Zabala, President, Chief Executive Officer and Chairman of Blackhawk is a control person of The Concorde Group, Inc.. The Concorde Group, Inc. owns 3,300,000 common shares of Blackhawk. Blackhawk is indebted to The Concorde Group, Inc. in the amount of $44,757. The Concorde Group, Inc. is also paying for the services of SEC3, which is providing consulting and compliance work to Blackhawk. Blackhawk will reimburse The Concorde Group, Inc. for these expenses.

Item 14. Principal Accountant Fees and Services

1.	AUDIT FEES

The aggregate fees billed by Paritz & Company, P.A. for professional services rendered for the audit of our financial statements for fiscal year 2005 were $3,915.

The aggregate fees billed by Paritz & Company, P.A. for professional services rendered for the audit of our financial statements for fiscal year 2004 (starting with April 22, 2004) were $5,000.

2.	AUDIT-RELATED FEES

The aggregate fees billed during the period of December 31, 2005 for assurance and related services by Paritz & Company, P.A. that are reasonably related to the performance of the audit or review of Blackhawk's financial statements was $0.

The aggregate fees billed during the period of December 31, 2004 (starting with April 22, 2004) for assurance and related services by Paritz & Company, P.A. that are reasonably related to the performance of the audit or review of Blackhawk's financial statements was $0.

3.	TAX FEES

The aggregate fees billed the period from inception (starting with April 22, 2004) to December 31, 2006 for professional services rendered by Paritz & Company, P.A. for tax compliance, tax advice, and tax planning was $0.

4.	ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for products and services provided by Paritz & Company, P.A., other than the services reported above was $0 for the period from inception (April 22, 2004) to December 31, 2005.

5.	PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by Blackhawk to render audit or non-audit services, the engagement is nominated by the members of the Audit Committee and approved by Blackhawk's board of directors.

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

Dated: April 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig A. Zabala	/s/ Robert M. Fujii
Craig A. Zabala	Robert M. Fujii
Chairman, President and Chief Executive Officer	Vice President

Dated: April 13, 2006	Dated: April 13, 2006

/s/ Craig A. Zabala	/s/ Robert J. Francis
Craig A. Zabala	Robert J. Francis
Acting Chief Financial Officer Principal Accounting Officer	Director

Dated: April 13, 2006	Dated: April 13, 2006

/s/ Janet Buxman Kurihara	/s/ Randy Tejral
Janet Buxman Kurihara	Randy Tejral
Director	Director

Dated: April 13, 2006	Dated: April 13, 2006

/s/ Mick Woodwards
Mick Woodwards
Director

Dated: April 13, 2006

Paritz & Company, P.A.

BLACKHAWK CAPITAL GROUP BDC INC.

FINANCIAL STATEMENTS
WITH
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

YEARS ENDED DECEMBER 31, 2005 AND 2004

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blackhawk Capital Group BDC Inc.
New York, New York

We have audited the accompanying statements of assets and liabilities of Blackhawk Capital Group BDC Inc. as of December 31, 2005 and 2004 and the related statements of operations, changes in net assets, stockholders‘ equity and cash flows for the year ended December 31, 2005 and the period from inception (April 22, 2004) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk Capital Group BDC Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in its net assets for the year ended December 31, 2005 and the period from inception (April 22, 2004) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.

Hackensack, New Jersey
March 27, 2006

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF ASSETS AND LIABILITIES

	DECEMBER 31,
	2005	2004
ASSETS:
Cash	$77,877	$13,600
Prepaid insurance	5,522	-
Deferred offering costs	-	87,635

TOTAL ASSETS	83,399	$101,235

LIABILITIES
Due to affiliated company	$43,842	$91,908
Accrued expenses	17,536	5,000
Due to former stockholder in connection with stock rescission	45	45
TOTAL LIABILITIES	61,423	96,953

NET ASSETS
Preferred stock, par value $.00001 per share
15,000,000 shares authorized at December 31, 2004,
8,500,000 shares issued and outstanding in 2004	-	85
Common stock, par value $.00001 per share
1,000,000,000 shares authorized,
23,626,781 and 8,591,901 shares issued
and outstanding in 2005 and 2004, respectively	236	86
Additional paid-in capital	79,190	16,626
Accumulated net investment loss	(57,450)	(12,515)
TOTAL NET ASSETS	21,976	4,282

TOTAL LIABILITIES AND NET ASSETS	$83,399	$101,235

NET ASSET VALUE PER COMMON SHARE	$.00093	$.00050

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2005	FROM INCEPTION (APRIL 22, 2004) TO DECEMBER 31, 2004
INVESTMENT INCOME:
Interest income	$1,139	$15

TOTAL INVESTMENT INCOME	1,139	15

EXPENSES:
Professional fees	19,171	10,560
Consulting fees	12,000	-
Filing fees	8,848	1,970
Insurance	5,145	-
Other	910	-

TOTAL EXPENSES	46,074	12,530

NET INVESTMENT (LOSS) AND NET DECREASE
IN ASSETS RESULTING FROM OPERATIONS	$(44,935)	$(12,515)

LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(.00220)	$(.00179)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED
	20,436,775	6,978,491

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF CHANGES IN NET ASSETS

	YEAR ENDED DECEMBER 31, 2005	FROM INCEPTION (APRIL 22, 2004) TO DECEMBER 31, 2004
DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(44,935)	$(12,515)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	(44,935)	(12,515)

CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock sold	88,917	21,069
Conversion of a portion of amounts owed
to affiliate into common stock	61,432	-
Offering costs	(87,635)	(4,272)
Rescission of preferred stock - founder	(85)	-

NET INCREASE IN NET ASSETS FROM
CAPITAL STOCK TRANSACTIONS	62,629	16,797

TOTAL INCREASE IN NET ASSETS	17,694	4,282

NET ASSETS - BEGINNING OF YEAR	4,282	-

NET ASSETS - END OF YEAR	$21,976	$4,282

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF STOCKHOLDERS‘ EQUITY

FOR THE PERIOD FROM INCEPTION (APRIL 22, 2004) TO DECEMBER 31, 2005

							ACCUMULATED
						ADDITIONAL	NET
		COMMON STOCK		PREFERRED STOCK		PAID-IN	INVESTMENT
	TOTAL	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS

Sale of formation stock to founders (at $.00001 per share)	150	6,500,000	$65	8,500,000	$85	$-	$-

Sale of stock pursuant to offering plan (at $.01 per share)	20,919	2,091,901	21	-	-	20,898	-

Offering costs	(4,272)	-	-	-	-	(4,272)	-

Net loss	(12,515)	-	-	-	-	-	(12,515)

Balance - December 31, 2004	4,282	8,591,901	86	8,500,000	85	16,626	(12,515)

Sale of stock pursuant to offering plan (at $.01 per share)	88,917	8,891,680	89	-	-	88,828	-

Conversion of a portion of amount owed to affiliate (at $.01 per share)	61,432	6,143,200	61	-	-	61,371	-

Rescinded preferred stock
from founder (at $.00001 per share)	(85)	-	-	(8,500,000)	(85)	-	-

Offering costs	(87,635)	-	-	-	-	(87,635)	-

Net loss	(44,935)	-	-	-	-	-	(44,935)

Balance - December 31, 2005	$21,976	23,626,781	$236	-	$-	$79,190	$(57,450)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31. 2005	FROM INCEPTION (APRIL 22, 2004) TO DECEMBER 31, 2004
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in
net assets resulting from operations	$(44,935)	$(12,515)
Adjustments to reconcile net decrease:
Increase in accrued expenses	12,536	5,000
Increase in prepaid expenses	(5,522)	-
NET CASH USED IN OPERATING
AND INVESTING ACTIVITIES	(37,921)	(7,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of stock	88,917	21,069
Offering costs	-	(4,272)
Loan from affiliated company	13,281	91,908
Deferred offering costs	-	(87,635)
Due to former stockholder in connection with
common stock rescission	-	45

NET CASH PROVIDED BY FINANCING ACTIVITIES	102,198	21,115

NET INCREASE IN CASH	64,277	13,600

CASH - BEGINNING OF YEAR	13,600	-

CASH - END OF YEAR	$77,877	$13,600

Non-cash financing activities:
Conversion of amount due affiliated company
into common stock	$61,432	$-

Rescinded preferred stock	$85	$-

Deferred offering costs charged to
additional paid-in capital	$87,635	$-

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

1	SIGNIFICANT ACCOUNTING POLICIES

Business description

Blackhawk Capital Group BDC Inc. (“the Company“ or “Blackhawk”) was incorporated in the State of Delaware on April 22, 2004.

On September 14, 2004 the Company filed a Form N-54A, Notification with the Securities and Exchange Commission (“SEC”) electing to become a Business Development Company pursuant to Section 54(a) of the Investment Company Act of 1940. As a business development company, Blackhawk will be able to acquire interests in small private businesses, as well as non-dividend paying public companies.

Blackhawk will attempt to locate and negotiate with eligible portfolio companies for Blackhawk to invest in, lend funds to, acquire an interest in and/or possibly manage. Blackhawk will offer managerial assistance to eligible portfolio companies in which it invests.

Basis of presentation

The financial statements have been prepared in accordance with the presentation requirements of the AICPA Audit and Accounting Guide for Investment Companies.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Deferred offering costs

These costs represent expenses incurred in connection with the preparation of the offer circular dated September 15, 2004. The costs are for legal fees ($85,000), accounting fees ($5,000) and filing fees ($1,907). These costs were charged to additional paid-in capital proportionately as shares were sold and the remaining balance was written off in September 2005.

Restated financial statements

These financial statements are being revised to include a schedule of financial highlights.

Net loss per common share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period. The Company has no potential shares that could dilute earnings per share in the future.

2	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000,000 shares of common stock and, at December 31, 2004, was authorized to issue 15,000,000 shares of preferred stock, both with a par value of $.00001 per share. Shortly after formation, the Company sold 6,500,000 shares of common stock and 8,500,000 shares of preferred stock, net of 4,500,000 shares of common stock issued and subsequently rescinded, as discussed below, to its founders for an aggregate of $150.

Pursuant to an offering circular dated September 15, 2004, the Company commenced an offering to sell a minimum of 750,000 and a maximum of 45,000,000 shares of common stock at $.01 per share. During 2005 and 2004, the Company sold 8,891,680 and 2,091,091 shares, respectively, for aggregate gross proceeds of $88,917 and $20,919, respectively.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights.

The Board of Directors was authorized to provide for the issuance of shares of preferred stock in series and to establish the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued would have priority over the common stock with respect to dividend or liquidation rights. The preferred stock had super voting rights entitling each share to 100 votes and had priority over the common stock with respect to dividend or liquidation rights.

On November 9, 2005 the Board of Directors rescinded the issuance of shares of preferred formation stock to The Concorde Group Inc. The Company refunded to Concorde the $85 that Concorde paid for the shares. Concorde waived any rights it may have against Blackhawk in connection with the issuance and stated that it will not assert any claim against the Company. On November 12, 2005 certain investors returned 4,500,000 shares of common stock and will be refunded $45. Each investor waived any rights he or she may have against Blackhawk in connection with the issuance and stated that he or she will not assert any claim against the Company. On November 29, 2005, Blackhawk amended the Certificate of Incorporation in the State of Delaware to eliminate the right to issue preferred shares. As of November 29, 2005 all shares are to be common shares.

During 2005 amount due to affiliates of $61,432 was converted into 6,143,200 shares of common stock (at $.01 per share).

3	INCOME TAXES

Blackhawk has available net operating loss carryforwards for income tax purposes of approximately $57,500 which expire in 2024 and 2025.

The Company has a deferred tax asset of approximately $11,500 resulting from available net operating loss carryforwards. Since Blackhawk has no operating history, a 100% valuation allowance has been provided.

4	DUE TO AFFILIATED COMPANY

Amount due to affiliated company is non-interest bearing and is due on demand. This amount reflects expenses paid directly by a corporation controlled by the founder of Blackhawk in connection with formation of the corporation, offering costs for the offering plan and operating expenses.

5	RELATED PARTY TRANSACTIONS

The Company shares office space and other administrative functions with the affiliated company referred to in Note 4 above at no charge to the Company. The Company expects to pay fair market value for such services following the close of its next offering.

6	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the year ended December 31, 2005 and the period from inception (April 22, 2004) to December 31, 2004:

	YEAR ENDED DECEMBER 31. 2005	FROM INCEPTION (APRIL 22, 2004) TO DECEMBER 30, 2004

Per Share Data:
Net asset value - beginning of period	$0.00050	$0.00001

Net investment loss *	(0.00220)	(0.00179)
Issuance of common stock	0.00417	0.00796
Dilutive effect of share issuance	(0.00154)	(0.00568)

Net asset value - end of period	0.00093	0.00050

Total return based on net asset value **	(440%)	(17,900%)

Common shares outstanding - end of period***	23,626,781	8,591,901

Ratio/Supplemental Data:

Net assets - end of period	$21,976	$4,282

Ratio of net investment loss to average net assets****	(91%)	(1,212%)

Ratio of operating expenses to average net assets****	94%	1,213%

* Calculated based on average shares outstanding during period
**  Total returns for periods of less than one year are not annualized
*** Common shares outstanding are reduced by rescinded shares
**** Annualized for periods less than one year