Form 10-Q/A
period 2004-09-30
BLACKHAWK CAPITAL GROUP BDC INC
filed 2006-05-12
CIK 1294345

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden
hours per response…192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q/A

AMENDMENT NO. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to__________

Commission File Number: 814-00678
_________________________

BLACKHAWK CAPITAL GROUP BDC, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	20-1031329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Wall Street, 11th Floor, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

(212) 566-8300
(Registrant’s telephone number, including area code)
_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐                                            No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on November 15, 2004
Common Stock, $0.00001 par value	6,500,000

SEC 1296 (12-05) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid   OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

Item 6.	Exhibits.	18

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (“Amendment” or "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, which was filed with the Securities and Exchange Commission on November 22, 2004 (the “Original Filing”), is being filed to amend Part I, Item 1 Financial Statements, Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation, and Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds in response to Staff comments received by Blackhawk relating to Blackhawk's financial statements. In addition, pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, Blackhawk is including with this Amendment certain currently dated certifications.

This Form 10-Q/A amends and replaces the Original Filing in its entirety. Blackhawk is refiling the entire Original Filing (as amended by this Form 10-Q/A) with this Form 10-Q/A. Except as described above, no changes have been made to the Original Filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Paritz & Company, P.A.

BLACKHAWK CAPITAL GROUP BDC INC.

UNAUDITED FINANCIAL STATEMENTS
WITH
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FROM INCEPTION (APRIL 22, 2004) TO SEPTEMBER 30, 2004

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blackhawk Capital Group BDC Inc.
New York, New York

We have reviewed the accompanying statement of assets and liabilities of Blackhawk Capital Group BDC Inc. as of September 30, 2004 and the related statements of operations, changes in net assets, stockholders’ equity and cash flows for the period from inception (April 22, 2004) to September 30, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these interim financial statements is the representation of the management of Blackhawk Capital Group BDC Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.
Hackensack, New Jersey
October 4, 2005
(Restated April 21, 2006)

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF ASSETS AND LIABILITIES

SEPTEMBER 30, 2004
(Unaudited)

ASSETS
Cash	$195
Deferred offering costs	91,907

TOTAL ASSETS	$92,102

LIABILITIES
Due to affiliated company	$91,907
Accrued expenses	75
Due to former stockholder in connection with stock rescission	45
92,027

NET ASSETS
Preferred stock, par value $.00001 per share 15,000,000 shares authorized, 8,500,000 shares issued and outstanding	85

Common stock, par value $.00001 per share 1,000,000,000 shares authorized 6,500,000 issued and outstanding	65

Accumulated net investment loss	(75)

TOTAL NET ASSETS	75

TOTAL LIABILITIES AND NET ASSETS	$92,102

NET ASSET VALUE PER COMMON SHARE	$.00001

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF OPERATIONS

FROM INCEPTION (APRIL 22, 2004) TO SEPTEMBER 30, 2004
(Unaudited)

INVESTMENT INCOME:
Interest income	$—
TOTAL INVESTMENT INCOME	$—

EXPENSES:
Filing fees	75
TOTAL EXPENSES	75

NET INVESTMENT (LOSS )AND
NET DECREASE IN ASSETS
RESULTING FROM OPERATIONS	$(75)

LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00001)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	6,500,000

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF CHANGES IN NET ASSETS

FROM INCEPTION (APRIL 22, 2004) TO SEPTEMBER 30, 2004
(Unaudited)

DECREASE IN NET ASSETS FROM OPERATIONS
Net investment income	$(75)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	(75)

CAPITAL STOCK TRANSACTIONS:
Proceeds from stock sold	150

NET INCREASE IN NET ASSETS FROM
CAPITAL STOCK TRANSACTIONS	150

TOTAL INCREASE IN NET ASSETS AND
NET ASSETS - END OF PERIOD	$75

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION (APRIL 22, 2004) TO SEPTEMBER 30, 2004
(Unaudited)

		COMMON STOCK		PREFERRED STOCK
	TOTAL	SHARES	AMOUNT	SHARES	AMOUNT	ACCUMULATED NET INVESTMENT LOSS
Sale of formation stock to founders (at $.00001 per share)	$65	6,500,000	$65	—	$—	$—

Sale of founder preferred stock (at $.00001 per share)	85	—	—	8,500,000	85	—

Net loss	(75)	—	—	—	—	(75)

BALANCE-SEPTEMBER 30, 2004	$75	6,500,000	$65	8,500,000	$85	$(75)

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF CASH FLOWS

FROM INCEPTION (APRIL 22, 2004) TO SEPTEMBER 30, 2004
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES AND INVESTING ACTIVITIES:
Net investment loss and decrease in net assets resulting from operations	$(75)
Adjustments to reconcile net decrease:
Increase in accrued expenses	75

NET CASH PROVIDED BY OPERATING AND INVESTING ACTIVITIES	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of stock	150
Loan from affiliated company	91,907
Deferred offering costs	(91,907)
Due to former stockholder in connection with common stock rescission	45

NET CASH PROVIDED BY FINANCING ACTIVITIES AND CASH - END OF PERIOD	$195

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)

1	SIGNIFICANT ACCOUNTING POLICIES

Business description

Blackhawk Capital Group BDC Inc. (“the Company” or “Blackhawk”) was incorporated in the State of Delaware on April 22, 2004.

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

Deferred offering costs

These costs represent expenses incurred in connection with the preparation of the offer circular dated September 15, 2004. The costs are for legal fees ($85,000), accounting fees ($5,000) and filing fees ($1,907). These costs will be charged to additional paid-in capital proportionately as shares are sold.

Restated financial statements

These financial statements are being revised to include a schedule of financial highlights. (See Note 6.)

Net loss per common share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period. The Company has no potential shares that could dilute earnings per share in the future.

2    STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000,000 shares of common stock and, at September 30, 2004, was authorized to issue 15,000,000 shares of preferred stock, both with a par value of $.00001 per share. Shortly after formation, the Company sold 6,500,000 shares of common stock and 8,500,000 shares of preferred stock, net of 4,500,000 shares of common stock issued and subsequently rescinded, as discussed in Note 7, to its founders for an aggregate of $150.

Pursuant to an offering circular dated September 15, 2004, the Company commenced an offering to sell a minimum of 750,000 and a maximum of 45,000,000 shares of common stock at $.01 per share. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights.

The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series and to establish the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued would have priority over the common stock with respect to dividend or liquidation rights. The preferred stock outstanding at September 30, 2004 has super voting rights entitling each share to 100 votes and has priority over the common stock with respect to dividend or liquidation rights. (See Note 7).

3    INCOME TAXES

Blackhawk has available net operating loss carryforwards for income tax purposes of approximately $75 which expire in 2024.

The Company has a deferred tax asset of approximately $15 resulting from available net operating loss carryforwards. Since Blackhawk has no operating history, a 100% valuation allowance has been provided.

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

6    FINANCIAL HIGHLIGHTS

Financial highlights are required to be presented in accordance with Article 6 of Regulation S-X. Since the Company has not sold any shares pursuant to the offering plan, this schedule is not presented.

7    SUBSEQUENT EVENTS

Pursuant to an offering circular dated September 15, 2004, the Company commenced an offering to sell a minimum of 750,000 and a maximum of 45,000,000 shares of common stock at $.01 per share. During 2005 and 2004, the Company sold 8,891,680 and 2,091,091 shares, respectively, for aggregate gross proceeds of $88,917 and $20,919, respectively.

On November 9, 2005 the Board of Directors rescinded the issuance of shares of preferred stock to The Concorde Group Inc. The Company refunded to Concorde the $85 that Concorde paid for the shares. Concorde waived any rights it may have against Blackhawk in connection with the issuance and stated that it will not assert any claim against the Company. On November 12, 2005 certain investors returned 4,500,000 shares of common stock and will be refunded $45. Each investor waived any rights he or she may have against Blackhawk in connection with the issuance and stated that he or she will not assert any claim against the Company. On November 29, 2005, Blackhawk amended the Certificate of Incorporation in the State of Delaware to eliminate the right to issue preferred shares. As of November 29, 2005 all shares are to be common shares.

During 2005 amount due to affiliates of $61,432 was converted into 6,143,200 shares of common stock (at $.01 per share).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Portfolio and Investment Activity

Blackhawk has not made any investments since its inception.

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

Results of Operations

Sales Revenues

From inception (April 22, 2004) through September 30, 2004, we had $0 revenues. We had a net loss of $75 for that same period.

General and Administrative Expenses

From inception (April 22, 2004) through September 30, 2004, general and administrative expenses were $75.

Other Income (Expenses)

For the period inception (April 22, 2004) through September 30, 2004, the Company achieved other income of $0. Blackhawk received $65 from the founders.

Liquidity and Capital Resources

From inception (April 22, 2004) through September 30, 2004, Blackhawk funded its cash operating requirements through loans from an affiliated company, The Concorde Group, Inc.

At September 30, 2004, Blackhawk owed approximately $91,907 to The Concorde Group, Inc., a company controlled by Dr. Craig A. Zabala, the Chairman, President and Chief Executive Officer of Blackhawk. The amount due is non-interest bearing and is due on demand. This amount reflects expenses paid by The Concorde Group, Inc in connection with the formation of the corporation, offering costs for the offering plan and operating expenses.

On April 23, 2004, the Company issued 8,500,000 shares of Series A preferred stock and 11,000,000 shares of common stock to its founders at $.00001 per share for a total of $195. On November 9, 2005 the Board of Directors rescinded the issuance of shares of preferred stock to The Concorde Group Inc. The Company refunded to Concorde the $85 that Concorde paid for the shares. Concorde waived any rights it may have against Blackhawk in connection with the issuance and stated that it will not assert any claim against the Company. On November 12, 2005 certain investors returned 4,500,000 shares of common stock and will be refunded $45. The investors waived any rights it may have against Blackhawk in connection with the issuance and stated that it will not assert any claim against the Company. (See Note 7 in financial statements above.)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We intend to invest in small and medium-sized companies, and our investments will be considered speculative in nature. Our investments may include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, we may be subject to risk of loss which may prevent our stockholders from achieving price appreciation and dividend distributions. The portion of our portfolio consisting of investments in private companies will also be subject to valuation risk. We expect to value our privately-held investments based on a determination of their fair value made in good faith by our board of directors on a quarterly basis in accordance with our established guidelines. In the absence of a readily ascertainable market value, the estimated values of our future investments may differ significantly from the values that would exist if a ready market for these securities existed. Any changes in valuation will be recorded in our statements of operations as "Net unrealized gain (loss) on investments."

Item 4. Controls and Procedures.

(a) As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

(b) There have not been any significant changes in the Company's internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Blackhawk is not a party in any legal proceedings. Blackhawk knows of no material legal proceedings pending or threatened, or judgments entered against any of its directors or officers in their capacity as such.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of securities since Blackhawk elected to be treated as a business development company under the Investment Company Act.

Item 3. Defaults upon Senior Securities.

This Section is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the third quarter ended September 30, 2004.

Item 5. Other Information.

(a) This Section is not applicable.

(b) This Section is not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

C	Blackhawk Capital Group BDC, Inc. Code of Conduct *

* Previously filed.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK CAPITAL GROUP BDC, INC.

Date: May 8, 2006	By:	/s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: May 8, 2006	By:	/s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer