Form 10-K/A
period 2004-12-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2006-05-12
CIK 1294345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K/A

AMENDMENT NO. 2

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) (Check one):

Yes  ☐  No  ☒

The number of shares outstanding of Blackhawk's common stock on March 29, 2005 was 8,591,901.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on April 12, 2005 (the "Original Filing"), and amended on April 13, 2005, is being filed to amend Part II, Item 6 Selected Consolidated Financial Data, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 Financial Statements and Supplementary Data and amend and restate Blackhawk's audited financial statements for the period from April 22, 2004 (inception) to December 31, 2004 audited by Paritz & Company, P.A., in response to Staff comments received by Blackhawk relating to Blackhawk's financial statements.

As a result of this Amendment, the Consent of Paritz & Company, P.A. dated April 21, 2006 relating to the report of Paritz & Company, P.A. on our financial statements included in this Amendment is being filed.

Except for the matters described above, the updated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto, and updated exhibit index, this Form 10-K/A continues to speak as of the date of the Original Filing and does not modify, amend or update in any way any other item or disclosure in the Original Filing. This Form 10-K/A sets forth the Original Filing in its entirety and, no attempt has been made in this Form 10-K/A to modify or update the disclosures in the Original Filing except as described above. In particular, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts hat became known to the Company after the date of the Original Filing, and such forward-looking statements should be read in conjunction with the Company's filings with the SEC subsequent to the filing of the Original Filing.

PART II

Item 6. Selected Financial Data

The following selected financial and other data for the period from inception (April 22, 2004) to December 31, 2004 are derived from our financial statements which have been audited by Paritz & Company, P.A. an independent registered public accounting firm whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report.

BLACKHAWK CAPITAL GROUP BDC, INC.
SELECTED FINANCIAL DATA
Period from Inception (April 22, 2004) through December 31, 2004

For the Period Inception (April 22, 2004) Through December 31, 2004
Total Investment Income	15
Total Expenses	(12,530)
Net Investment (Loss) and Net Decrease in Assets Resulting from Operations	(12,515)

Per Share Data:
Loss Per Common Share, Basic and Diluted:*	(0.00179)
Cash Dividend Declared	0

Total Assets	101,235
Total Liabilities	96,953
Total Net Assets	4,282

Other Data:
Total Return Per Share Based on Net Asset Value**	(17,900% )
________________________

* Calculated based on weighted average shares outstanding.
** Total returns for periods of less than one year are not annualized.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

Liquidity and Capital Resources

Blackhawk has funded its requirements for working capital primarily through the sale of its common stock and a loan from an affiliated company, The Concorde Group, Inc.

At December 31, 2004, Blackhawk owed approximately $91,908 to The Concorde Group, Inc., a company controlled by Dr. Craig A. Zabala, the Chairman, President and Chief Executive Officer of Blackhawk.

Item 8. Financial Statements and Supplementary Data

Paritz & Company, P.A.

BLACKHAWK CAPITAL GROUP BDC INC.

FINANCIAL STATEMENTS
WITH
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FROM INCEPTION (APRIL 22, 2004) TO DECEMBER 31, 2004

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blackhawk Capital Group BDC Inc.
New York, New York

We have audited the accompanying statement of assets and liabilities of Blackhawk Capital Group BDC Inc. as of December 31, 2004 and the related statements of operations, changes in net assets, stockholders’ equity and cash flows for the period from inception (April 22, 2004) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk Capital Group BDC Inc. as of December 31, 2004 and the results of its operations and its cash flows and the changes in its net assets for the period from inception (April 22, 2004) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

                Paritz & Company, P.A.

Hackensack, New Jersey
February 27, 2005
(Restated April 21, 2006)

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF ASSETS AND LIABILITIES

DECEMBER 31, 2004

ASSETS

Cash	$13,600
Deferred offering costs	87,635

TOTAL ASSETS	$101,235

LIABILITIES
Due to affiliated company	$91,908
Accrued expenses	5,000
Due to former stockholder in connection with stock rescission	45

TOTAL LIABILITIES	$96,953

NET ASSETS
Preferred stock, par value $.00001 per share 15,000,000 shares authorized, 8,500,000 shares issued and outstanding	85
Common stock, par value $.00001 per share 1,000,000,000 shares authorized, 8,591,901 issued and outstanding	86
Additional paid-in capital	16,626
Accumulated net investment loss	(12,515)

TOTAL NET ASSETS	4,282

TOTAL LIABILITIES AND NET ASSETS	$101,235

NET ASSET VALUE PER COMMON SHARE	$.00050

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF OPERATIONS

FROM INCEPTION (APRIL 22, 2004) TO DECEMBER 31, 2004

INVESTMENT INCOME:
Interest income	$15

TOTAL INVESTMENT INCOME	15

EXPENSES:
Professional fees	10,560
Filing fees	1,970

TOTAL EXPENSES	12,530

NET INVESTMENT (LOSS) AND NET DECREASE
IN ASSETS RESULTING FROM OPERATIONS	$(12,515)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00179)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	6,978,491

 See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF CHANGES IN NET ASSETS

FROM INCEPTION (APRIL 22, 2004) TO DECEMBER 31, 2004

DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(12,515)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	(12,515)

CAPITAL STOCK TRANSACTIONS:
Proceeds from stock sold	21,069
Offering costs	(4,272)

NET INCREASE IN NET ASSETS FROM
CAPITAL STOCK TRANSACTIONS	16,797

TOTAL INCREASE IN NET ASSETS AND
NET ASSETS - END OF PERIOD	$4,282

 See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION (APRIL 22, 2004) TO DECEMBER 31, 2004

							ACCUMULATED
		COMMON STOCK		PREFERRED STOCK		ADDITIONAL	NET
						PAID-IN	INVESTMENT
	TOTAL	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS
Sale of formation stock to founders (at $.00001 per share)	$150	6,500,000	$65	8,500,000	$85	$-	$-

Sale of stock pursuant to offering plan (at $.01 per share)	20,919	2,091,901	21	-	-	20,898	-

Offering costs	(4,272)	-	-	-	-	(4,272)	-

Net loss	(12,515)	-	-	-	-	-	(12,515)

Balance - December 31, 2004	$4,282	8,591,901	$86	8,500,000	$85	$16,626	$(12,515)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF CASH FLOWS

FROM INCEPTION (APRIL 22, 2004) TO DECEMBER 31, 2004

CASH FLOWS FROM OPERATING
AND INVESTING ACTIVITIES:
Net investment loss and decrease in	$(12,515)
net assets resulting from operations
Adjustments to reconcile net decrease:
Increase in accrued expenses	5,000

NET CASH USED IN OPERATING
AND INVESTING ACTIVITIES	(7,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of stock	21,069
Offering costs	(4,272)
Loan from affiliated company	91,908
Deferred offering costs	(87,635)
Due to former stockholder in connection with
common stock rescission	45

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,115

NET INCREASE IN CASH AND CASH - END OF PERIOD	$13,600

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

Deferred offering costs

These costs represent expenses incurred in connection with the preparation of the offer circular dated September 15, 2004. The costs are for legal fees ($85,000), accounting fees ($5,000) and filing fees ($1,907). These costs are being charged to additional paid-in capital proportionately as shares are sold. During 2004 the Company charged $4,272 to additional paid-in capital.

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

Pursuant to an offering circular dated September 15, 2004, the Company commenced an offering to sell a minimum of 750,000 and a maximum of 45,000,000 shares of common stock at $.01 per share. During 2004, the Company sold 2,091,091 shares for aggregate gross proceeds of $20,919.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights.

The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series and to establish the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued would have priority over the common stock with respect to dividend or liquidation rights. The preferred stock outstanding at December 31, 2004 has super voting rights entitling each share to 100 votes and has priority over the common stock with respect to dividend or liquidation rights. (See Note 7).

3             INCOME TAXES

Blackhawk has available net operating loss carryforwards for income tax purposes of approximately $12,500 which expire in 2024.

The Company has a deferred tax asset of approximately $2,500 resulting from available net operating loss carryforwards. Since Blackhawk has no operating history, a 100% valuation allowance has been provided.

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

6             FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the period from inception (April 22, 2004) to December 31, 2004:

Per Share Data:
Net asset value - beginning of period	$0.00001

Net investment loss *	(0.00179)
Issuance of common stock	0.00796
Dilutive effect of share issuance	(0.00568)

Net asset value - end of period	0.00050

Total return based on net asset value **	(17,900%)

Common shares outstanding - end of period***	8,591,901

Ratio/Supplemental Data:

Net assets - end of period	$4,282

Ratio of net investment loss to average net assets****	(1,212%)

Ratio of operating expenses to average net assets****	1,213%

* Calculated based on average shares outstanding during period

**  Total returns for periods of less than one year are not annualized

*** Common shares outstanding are reduced by rescinded shares

**** Annualized for periods less than one year

7             SUBSEQUENT EVENTS

From January 1, 2005 to May 10, 2005, the Company sold 15,034,880 shares of common stock for an aggregate consideration of $150,349, including $61,432 of amounts due to affiliate which was converted into 6,143,200 shares of common stock (at $.01 per share).

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

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements.

See Item 8 - Financial Statements and Supplementary Data.

(b)	Exhibits

23.1	Consent of Paritz & Company, P.A.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK CAPITAL GROUP BDC, INC. (Registrant)

/s/ Craig A. Zabala
Craig A. Zabala
Chairman, President and Chief Executive Officer

Dated: ___May 8, 2006______________

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig A. Zabala	/s/ Robert M. Fujii
Craig A. Zabala Chairman, President and Chief Executive Officer	Robert M. Fujii Vice President

Dated: ___May 8, 2006_____________	Dated: __May 8, 2006______________

/s/ Craig A. Zabala	/s/ Robert J. Francis
Craig A. Zabala Acting Chief Financial Officer, Principal Accounting Officer	Robert J. Francis Director

Dated: ___May 8, 2006____________	Dated: ___May 8, 2006_____________

/s/ Janet Buxman Kurihara	/s/ Randy Tejral
Janet Buxman Kurihara Director	Randy Tejral Director

Dated: ___May 8, 2006_____________	Dated: ___May 8, 2006_____________

/s/ Mick Woodwards
Mick Woodwards Director

Dated: ___May 8, 2006_____________