Form 10-Q/A
period 2005-03-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2006-05-12
CIK 1294345

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response…192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number: 814-00678

BLACKHAWK CAPITAL GROUP BDC, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	20-1031329
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14 Wall Street, 11th Floor, New York, NY	10005
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2005
Common Stock, $0.00001 par value	12,503,663

SEC 1296 (12-05)       Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (“Amendment” or "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, which was filed with the Securities and Exchange Commission on April 25, 2005 (the “Original Filing”), is being filed to amend Part I, Item 1 Financial Statements, Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation, and Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds in response to Staff comments received by Blackhawk relating to Blackhawk's financial statements. In addition, pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, Blackhawk is including with this Amendment certain currently dated certifications.

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
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blackhawk Capital Group BDC Inc.
New York, New York

We have reviewed the accompanying statement of assets and liabilities of Blackhawk Capital Group BDC Inc. as of March 31, 2005 and the related statements of operations and cash flows for the three months then ended, and the statements of changes in net assets and stockholders’ equity for the three month period ended March 31, 2005 and for the period from inception (April 22, 2004) through December 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these interim financial statements is the representation of the management of Blackhawk Capital Group BDC Inc.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of the Company as of December 31, 2004, including the related statements of operations, cash flows, changes in net assets and stockholders’ equity for the period from inception (April 22, 2004) through December 31, 2004 and in our report dated February 27, 2005 (restated April 21, 2006) we expressed an unqualified opinion on those financial statements.

Paritz & Company, P.A.

Hackensack, New Jersey April 15, 2005 (Restated April 21, 2006)

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF ASSETS AND LIABILITIES

	MARCH 31, 2005	DECEMBER 31, 2004
	(Unaudited)
ASSETS:
Cash	$42,815	$13,600
Deferred offering costs	79,645	87,635
TOTAL ASSETS	$122,460	$101,235
LIABILITIES
Due to affiliated company	$98,908	$91,908
Accrued expenses	1,500	5,000
Due to former stockholder in connection with stock rescission	45	45
TOTAL LIABILITIES	100,453	96,953
NET ASSETS
Preferred stock, par value $.00001 per share 15,000,000 shares authorized,8,500,000 shares issued and outstanding in 2005 and 2004, respectively	85	85
Common stock, par value $.00001 per share 1,000,000,000 shares authorized,12,503,663 and 8,591,901 shares issued and outstanding in 2005 and 2004, respectively	125	86
Additional paid-in capital	47,715	16,626
Accumulated net investment loss	(25,918)	(12,515)
TOTAL NET ASSETS	22,007	4,282
TOTAL LIABILITIES AND NET ASSETS	$122,460	$101,235
NET ASSET VALUE PER COMMON SHARE	$.00176	$.00050

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005
(Unaudited)

INVESTMENT INCOME:
Interest income	$37
TOTAL INVESTMENT INCOME	37
EXPENSES:
Professional fees	1,500
Consulting fees	11,000
Filing fees	485
Other	455
TOTAL EXPENSES	13,440
NET INVESTMENT (LOSS) AND NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(13,403)
LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00124)
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	10,796,201

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2005	FROM INCEPTION (APRIL 22, 2004) TO DECEMBER 31, 2004
DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(13,403)	$(12,515)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	(13,403)	(12,515)
CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock sold	39,118	21,069
Offering costs	(7,990)	(4,272)
NET INCREASE IN NET ASSETS FROM CAPITAL STOCK TRANSACTIONS	31,128	16,797
TOTAL INCREASE IN NET ASSETS	17,725	4,282
NET ASSETS - BEGINNING OF PERIOD	4,282	—
NET ASSETS - END OF PERIOD	$22,007	$4,282

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION (APRIL 22, 2004) TO MARCH 31, 2005

		COMMON STOCK		PREFERRED STOCK
	TOTAL	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED NET INVESTMENT LOSS
Sale of formation stock to founders (at $.00001 per share)	150	6,500,000	$65	8,500,000	$85	$—	$—
Sale of stock pursuant to offering plan (at $.01 per share)	20,919	2,091,901	21	—	—	20,898	—
Offering costs	(4,272)	—	—	—	—	(4,272)	—
Net loss	(12,515)	—	—	—	—	—	(12,515)
Balance - December 31, 2004	4,282	8,591,901	86	8,500,000	85	16,626	(12,515)
Sale of stock pursuant to offering plan (at $.01 per share)	39,118	3,911,762	39	—	—	39,079	—
Offering costs	(7,990)	—	—	—	—	(7,990)	—
Net loss	(13,403)	—	—	—	—	—	(13,403)
Balance - March 31, 2005 - (Unaudited)	$22,007	12,503,663	$125	8,500,000	$85	$47,715	$(25,918)

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005
(Unaudited)

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in net assets resulting from operations	$(13,403)
Adjustments to reconcile net decrease:
Increase (decrease) in accrued expenses	(3,500)
NET CASH USED IN OPERATING AND INVESTING ACTIVITIES	(16,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of stock	39,118
Offering costs	—
Loan from affiliated company	7,000
Deferred offering costs	—
Due to former stockholder in connection with common stock rescission	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	46,118
NET INCREASE IN CASH	29,215
CASH - BEGINNING OF PERIOD	13,600
CASH - END OF PERIOD	$42,815
Non-cash financing activities:
Deferred offering costs charged to additional paid-in capital	$7,990

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005
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

Basis of presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year. The interim Unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2004 financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.

Restated financial statements

These financial statements are being restated to include a schedule of financial highlights.

2  STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000,000 shares of common stock and, at March 31, 2005, was authorized to issue 15,000,000 shares of preferred stock, both with a par value of $.00001 per share. Shortly after formation, the Company sold 6,500,000 shares of common stock and 8,500,000 shares of preferred stock, net of 4,500,000 shares of common stock issued and subsequently rescinded, as discussed in Note 7, to its founders for an aggregate of $150.

Pursuant to an offering circular dated September 15, 2004, the Company commenced an offering to sell a minimum of 750,000 and a maximum of 45,000,000 shares of common stock at $.01 per share. For the three months ended March 31, 2005, the Company sold 3,911,762 shares, for aggregate gross proceeds of $39,118.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights.

The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series and to establish the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued would have priority over the common stock with respect to dividend or liquidation rights. The preferred stock outstanding at March 31, 2005 has super voting rights entitling each share to 100 votes and has priority over the common stock with respect to dividend or liquidation rights. (See Note 7).

3  INCOME TAXES

At March 31, 2005, Blackhawk has available net operating loss carryforwards for income tax purposes of approximately $25,000 which expire in 2024 and 2025.

The Company has a deferred tax asset of approximately $5,000 resulting from available net operating loss carryforwards. Since Blackhawk has no operating history, a 100% valuation allowance has been provided.

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

The Company paid a consulting fee of $11,000 to a vice president and stockholder of the Company.

6  FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2005:

Per Share Data:
Net asset value - beginning of period	$0.00050
Net investment loss *	(0.00124)
Issuance of common stock	0.00796
Dilutive effect of share issuance	(0.00546)
Net asset value - end of period	0.00176
Total return based on net asset value **	(248%)
Common shares outstanding - end of period***	12,503,663
Ratio/Supplemental Data:
Net assets - end of period	$22,007
Ratio of net investment loss to average net assets****	(408%)
Ratio of operating expenses to average net assets****	409%

    *  Calculated based on average shares outstanding during period

    **            Total returns for periods of less than one year are not annualized

    ***         Common shares outstanding are reduced by rescinded shares

    ****       Annualized for periods less than one year

7  SUBSEQUENT EVENTS

From April 2, 2005 to May 10, 2005, the Company sold 11,123,118 shares of common stock for an aggregate consideration of $111,231, including $61,432 of amounts due to affiliate which was converted into 6,143,200 shares of common stock (at $.01 per share).

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

From January 1, 2005 through March 31, 2005, we had $0 revenues. We had a net loss of $13,403 for that same period.

General and Administrative Expenses

From inception (April 22, 2004) through December 31, 2004, general and administrative expenses were $12,530.

From January 1, 2005 through March 31, 2005, general and administrative expenses were $13,440.

Other Income (Expenses)

For the period inception (April 22, 2004) through December 31, 2004, the Company achieved other income of $15. During this period, Blackhawk received $65 from the founders and $20,919 from the sale of stock under its Regulation E offering.

For the period January 1, 2005 through March 31, 2005, the Company achieved other income of $37. During this period, Blackhawk received $39,118 from the sale of stock under its Regulation E offering.

Liquidity and Capital Resources

From inception (April 22, 2004) through March 31, 2005, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, The Concorde Group, Inc.

At March 31, 2005, Blackhawk owed approximately $98,908 to The Concorde Group, Inc., a company controlled by Dr. Craig A. Zabala, the Chairman, President and Chief Executive Officer of Blackhawk. The amount due is non-interest bearing and is due on demand. This amount reflects expenses paid by The Concorde Group, Inc in connection with the formation of the corporation, offering costs for the offering plan and operating expenses. On April 4, 2005, The Concorde Group, Inc. elected to convert a portion of Blackhawk debt totaling $61,432 into 6,143,200 shares of Common Stock at the offering price (at $.01 per share) set forth in Regulation E under the Securities Act pursuant to Blackhawk’s Form 1-E and its Offering Circular.

On April 23, 2004, the Company issued 8,500,000 shares of Series A preferred stock and 11,000,000 shares of common stock to its founders at $.00001 per share for a total of $195. On November 9, 2005 the Board of Directors rescinded the issuance of shares of preferred stock to The Concorde Group Inc. The Company refunded to Concorde the $85 that Concorde paid for the shares. Concorde waived any rights it may have against Blackhawk in connection with the issuance and stated that it will not assert any claim against the Company. On November 12, 2005 certain investors returned 4,500,000 shares of common stock and will be refunded $45. The investors waived any rights it may have against Blackhawk in connection with the issuance and stated that it will not assert any claim against the Company.  (See Note 7 in financial statements above.) Between September 27, 2004 and March 31, 2005, Blackhawk sold 6,003,663 shares of its common stock at $.01 per share for a total of $60,037. These shares were sold pursuant to an offering under Regulation E under the Securities Act pursuant to Blackhawk’s Form 1-E and its Offering Circular.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 27, 2004, Blackhawk commenced an offering pursuant to Regulation E under the Securities Act. Pursuant to this offering, Blackhawk is offering for sale a minimum of 750,000 shares and a maximum of 45,000,000 shares at $.01 per share. In December 2004, this offering was amended to extend the offering period to June 15, 2005. As of March 31, 2005, Blackhawk had sold 6,003,663 shares for a total of $60,037. The net proceeds were used for working capital purposes, including payment of general and administrative expenses. Including 6,500,000 shares issued to founders of Blackhawk for $65, as of September 30, 2005 Blackhawk had issued a total of 23,626,781 shares of Common Stock for a total of $171,333.

Item 3. Defaults upon Senior Securities.

This Section is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the first quarter ended March 31, 2005.

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