Form 10-Q/A
period 2005-09-30
BLACKHAWK CAPITAL GROUP BDC INC
filed 2006-05-12
CIK 1294345

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response... 192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q/A

AMENDMENT NO. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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
Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on October 31, 2005
Common Stock, $0.00001 par value	23,626,781

SEC 1296 (12-05) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	Report of Independent Registered Public Accounting Firm	6

	Statement of Assets and Liabilities as of September 30, 2005 (unaudited) and December 31, 2004	7

	Statement of Operations for the three months ended September 30, 2005 (unaudited) and September 30, 2004, the nine months ended September 30, 2005 and from inception (April 22, 2004) through September 30, 2004	8

	Statement of Changes in Net Assets for the nine months ended September 30, 2005 (unaudited) and from inception (April 22, 2004) through December 31, 2004	9

	Statement of Stockholders' Equity from inception (April 22, 2004) to September 30, 2005 (unaudited)	10

	Statement of Cash Flows for the nine months ended September 30, 2005 (unaudited) and from inception (April 22, 2004) to September 30, 2004	11

	Notes to Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	19

Item 4.	Controls and Procedures.	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults upon Senior Securities.	20

Item 4.	Submission of Matters to a Vote of Security Holders.	20

Item 5.	Other Information.	20

Item 6.	Exhibits.	20

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (“Amendment” or "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, which was filed with the Securities and Exchange Commission on November 14, 2005 (the “Original Filing”), is being filed to amend Part I, Item 1 Financial Statements, Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation, and Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds in response to Staff comments received by Blackhawk relating to Blackhawk's financial statements. In addition, pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, Blackhawk is including with this Amendment certain currently dated certifications.

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
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blackhawk Capital Group BDC Inc.
New York, New York

We have reviewed the accompanying statement of assets and liabilities of Blackhawk Capital Group BDC Inc. as of September 30, 2005 and the related statements of operations for each of the three-month periods ended September 30, 2005 and 2004 and for the nine month period ended September 30, 2005 and for the period from inception (April 22, 2004) through September 30, 2004, and the statements of cash flows for the nine months ended September 30, 2005 and for the period from inception (April 22, 2004) through September 30, 2004 and the statements of changes in net assets and stockholders’ equity for the nine months ended September 30, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these interim financial statements is the representation of the management of Blackhawk Capital Group BDC Inc.

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

Paritz & Company, P.A.
Hackensack, New Jersey
October 4, 2005
(Restated April 21, 2006)

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF ASSETS AND LIABILITIES

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(Unaudited)

ASSETS:
Cash	$83,304	$13,600
Prepaid insurance	2,775	—
Deferred offering costs	—	87,635

TOTAL ASSETS	$86,079	$101,235

LIABILITIES
Due to affiliated company	$40,475	$91,908
Accrued expenses	1,849	5,000
Due to former stockholder in connection with stock rescission	45	45
TOTAL LIABILITIES	42,369	96,953

NET ASSETS
Preferred stock, par value $.00001 per share
15,000,000 shares authorized,
8,500,000 shares issued and outstanding in
2005 and 2004, respectively	85	85
Common stock, par value $.00001 per share
1,000,000,000 shares authorized,
23,626,781 and 8,591,901 shares issued
and outstanding in 2005 and 2004, respectively	236	86
Additional paid-in capital	79,190	16,626
Accumulated net investment loss	(35,801)	(12,515)
TOTAL NET ASSETS	43,710	4,282

TOTAL LIABILITIES AND NET ASSETS	$86,079	$101,235

NET ASSET VALUE PER COMMON SHARE	$.00185	$.00050

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED	FROM INCEPTION (APRIL 22, 2004) THROUGH
	2005	2004	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004
INVESTMENT INCOME:
Interest income	$391	$—	$701	$—
TOTAL INVESTMENT INCOME	391	—	701	—

EXPENSES:
Professional fees	5,230	—	6,730	—
Consulting fees	—	—	12,000	—
Filing fees	350	75	1,910	75
Insurance	2,892	—	2,892	—
Other	—	—	455	—
TOTAL EXPENSES	8,472	75	23,987	75

NET INVESTMENT (LOSS) AND
NET DECREASE IN ASSETS
RESULTING FROM OPERATIONS	$(8,081)	$(75)	$(23,286)	$(75)

LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00034)	$(0.00001)	$(0.00120)	$(0.00001)

WEIGHTED AVERAGE SHARES
OUTSTANDING, BASIC AND
DILUTED	23,626,781	6,500,000	19,361,755	6,500,000

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2005	FROM INCEPTION (APRIL 22, 2004) TO DECEMBER 31, 2004
DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(23,286)	$(12,515)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	(23,286)	(12,515)

CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock sold	88,917	21,069
Conversion of a portion of amounts owed
to affiliate into common stock	61,432	—
Offering costs	(87,635)	(4,272)

NET INCREASE IN NET ASSETS FROM
CAPITAL STOCK TRANSACTIONS	62,714	16,797

TOTAL INCREASE IN NET ASSETS	39,428	4,282

NET ASSETS - BEGINNING OF PERIOD	4,282	—

NET ASSETS - END OF PERIOD	$43,710	$4,282

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION (APRIL 22, 2004) TO SEPTEMBER 30, 2005

		COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID - IN	A CCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS
Sale of formation stock to founders (at $.00001 per share)	150	6,500,000	$65	8,500,000	$85	$—	$—
Sale of stock pursuant to offering plan (at $.01 per share)	20,919	2,091,901	21	—	—	20,898	—
Offering costs	(4,272)	—	—	—	—	(4,272)	—
Net loss	(12,515)	—	—	—	—	—	(12,515)

Balance - December 31, 2004	4,282	8,591,901	86	8,500,000	85	16,626	(12,515)
Sale of stock pursuant to offering plan (at $.01 per share)	88,917	8,891,680	89	—	—	88,828	—
Conversion of a portion of amount owed to affiliate (at $.01 per share)	61,432	6,143,200	61	—	—	61,371	—
Offering costs	(87,635)	—	—	—	—	(87,635)	—
Net loss	(23,286)	—	—	—	—	—	(23,286)
Balance - September 30, 2005
(Unaudited)	$43,710	23,626,781	$236	8,500,000	$85	$79,190	$(35,801)

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30. 2005	FROM INCEPTION (APRIL 22, 2004) TO SEPTEMBER 30, 2004
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in
net assets resulting from operations	$(23,286)	$(75)
Adjustments to reconcile net decrease:
Decrease in accrued expenses	(3,151)	—
Increase in prepaid expenses	(2,775)	—
NET CASH USED IN OPERATING AND INVESTING ACTIVITIES	(29,212)	(75)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of stock	88,917	150
Loan from affiliated company	9,999	89,482
Deferred offering costs	—	(89,407)

NET CASH PROVIDED BY FINANCING ACTIVITIES	98,916	270

NET INCREASE IN CASH	69,704	195

CASH - BEGINNING OF PERIOD	13,600	—

CASH - END OF PERIOD	$83,304	$195

Non-cash financing activities:
Conversion of amount due affiliated company
into common stock	$61,432	$—

Deferred offering costs charged to
additional paid-in capital	$87,635	$—

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

The Company is authorized to issue 1,000,000,000 shares of common stock and, at September 30, 2005, was authorized to issue 15,000,000 shares of preferred stock, both with a par value of $.00001 per share. Shortly after formation, the Company sold 6,500,000 shares of common stock and 8,500,000 shares of preferred stock, net of 4,500,000 shares of common stock issued and subsequently rescinded, as discussed in Note 7, to its founders for an aggregate of $150.

Pursuant to an offering circular dated September 15, 2004, the Company commenced an offering to sell a minimum of 750,000 and a maximum of 45,000,000 shares of common stock at $.01 per share. For the nine months ended September 30, 2005, the Company sold 8,891,680 shares for aggregate gross proceeds of $88,917.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights.

The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series and to establish the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued would have priority over the common stock with respect to dividend or liquidation rights. The preferred stock outstanding at September 30, 2005 has super voting rights entitling each share to 100 votes and has priority over the common stock with respect to dividend or liquidation rights. (See Note 7).

During 2005 amount due to affiliates of $61,432 was converted into 6,143,200 shares of common stock (at $.01 per share). The remaining deferred offering costs of $56,927 were charged to additional paid-in capital in September, 2005.

3	INCOME TAXES

At September 30, 2005, Blackhawk has available net operating loss carryforwards for income tax purposes of approximately $33,000 which expire in 2024 and 2025.

The Company has a deferred tax asset of approximately $6,600 resulting from available net operating loss carryforwards. Since Blackhawk has no operating history, a 100% valuation allowance has been provided.

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

The Company paid a consulting fee of $12,000 to a vice president and stockholder of the Company.

6	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three and nine months ended September 30, 2005:

	THREE MONTHS ENDED SEPTEMBER 30. 2005	NINE MONTHS ENDED SEPTEMBER 30. 2005
Per Share Data:
Net asset value - beginning of period	$0.00460	$0.00050

Net investment loss *	(0.00034)	(0.00120)
Issuance of common stock	—	0.00796
Dilutive effect of share issuance/other	(0.00241)	(0.00541)

Net asset value - end of period	0.00185	0.00185

Total return based on net asset value **	(74%)	(240%)

Common shares outstanding - end of period***	23,626,781	23,626,781

Ratio/Supplemental Data:

Net assets - end of period	$43,710	$43,710

Ratio of net investment loss to average net assets****	(42%)	(69%)

Ratio of operating expenses to average net assets****	44%	72%

* Calculated based on average shares outstanding during period

**  Total returns for periods of less than one year are not annualized

*** Common shares outstanding are reduced by rescinded shares

**** Annualized for periods less than one year

Financial highlights for the three and six months ended September 30, 2004 are not presented due to no activity during those periods.

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

From January 1, 2005 through September 30, 2005, we had $0 revenues. We had a net loss of $23,286 for that same period.

General and Administrative Expenses

From inception (April 22, 2004) through December 31, 2004, general and administrative expenses were $12,530.

From January 1, 2005 through September 30, 2005, general and administrative expenses were $23,987.

Other Income (Expenses)

For the period inception (April 22, 2004) through December 31, 2004, the Company achieved other income of $15. During this period, Blackhawk received $65 from the founders and $20,919 from the sale of stock under its Regulation E offering.

For the period January 1, 2005 through September 30, 2005, the Company achieved other income of $701. During this period, Blackhawk received $88,917 from the sale of stock under its Regulation E offering, pursuant to Blackhawk's Form 1-E and its Offering Circular.

Liquidity and Capital Resources

From inception (April 22, 2004) through September 30, 2005, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, The Concorde Group, Inc.

At September 30, 2005, Blackhawk owed approximately $40,475 to The Concorde Group, Inc., a company controlled by Dr. Craig A. Zabala, the Chairman, President and Chief Executive Officer of Blackhawk. The amount due is non-interest bearing and is due on demand. This amount reflects expenses paid by The Concorde Group, Inc in connection with the formation of Blackhawk, offering costs for the offering plan and operating expenses. On April 4, 2005, The Concorde Group, Inc. elected to convert a portion of Blackhawk debt totaling $61,432 into 6,143,200 shares of Common Stock at the offering price (at $.01 per share) set forth in Regulation E under the Securities Act pursuant to Blackhawk’s Form 1-E and its Offering Circular.

On April 23, 2004, the Company issued 8,500,000 shares of Series A preferred stock and 11,000,000 shares of common stock to its founders at $.00001 per share for a total of $195. On November 9, 2005 the Board of Directors rescinded the issuance of shares of preferred stock to The Concorde Group Inc. The Company refunded to Concorde the $85 that Concorde paid for the shares. Concorde waived any rights it may have against Blackhawk in connection with the issuance and stated that it will not assert any claim against the Company. On November 12, 2005 certain investors returned 4,500,000 shares of common stock and will be refunded $45. The investors waived any rights it may have against Blackhawk in connection with the issuance and stated that it will not assert any claim against the Company.  (See Note 7 in financial statements above.) Between September 27, 2004 and September 30, 2005, Blackhawk sold 17,126,781 shares of its common stock at $.01 per share for a total of $171,267.81. These shares were sold pursuant to an offering under Regulation E under the Securities Act pursuant to Blackhawk's Form 1-E and its Offering Circular.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 27, 2004, Blackhawk commenced an offering pursuant to Regulation E under the Securities Act. Pursuant to this offering, Blackhawk is offering for sale a minimum of 750,000 shares and a maximum of 45,000,000 shares at $.01 per share. In December 2004, this offering was amended to extend the offering period to June 15, 2005. As of September 30, 2005, Blackhawk had sold 17,126,781 shares for a total of $171,268. The net proceeds were used for working capital purposes, including payment of general and administrative expenses. Including 6,500,000 shares issued to founders of Blackhawk for $65, as of September 30, 2005 Blackhawk had issued a total of 23,626,781 shares of Common Stock for a total of $171,333.

Item 3. Defaults upon Senior Securities.

This Section is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the third quarter ended September 30, 2005.

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