Form 10-K/A
period 2005-12-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2006-05-12
CIK 1294345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________ to _________________

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
Yes ☒  No ☐

The number of shares outstanding of Blackhawk's common stock on April 13, 2006 was 23,626,781.

BLACKHAWK CAPITAL GROUP BDC, INC.

INDEX

PART II		Page

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	5

PART III

Item 10.	Directors and Executive Officers of the Registrant	6
Item 13.	Certain Relationships and Related Transactions	6

Item 15.	Exhibits and Financial Statement Schedules	6

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on April 14, 2006 (the "Original Filing"), is being filed to amend Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part III, Item 10 Directors and Executive Officers of the Registrant, and Item 13, Certain Relationships and Related Transactions.

This Form 10-K/A sets forth the Original Filing in its entirety and, no attempt has been made in this Form 10-K/A to modify or update the disclosures in the Original Filing except as described above. In particular, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward-looking statements should be read in conjunction with the Company's filings with the SEC subsequent to the filing of the Original Filing.

PART II

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

At December 31, 2005, Blackhawk owed approximately $43,842 to The Concorde Group, Inc., a company controlled by Dr. Craig A. Zabala, the Chairman, President and Chief Executive Officer of Blackhawk. The amount due is non-interest bearing and is due on demand. This amount reflects expenses paid by The Concorde Group, Inc in connection with the formation of Blackhawk, offering costs for the offering plan and operating expenses. On April 4, 2005, The Concorde Group, Inc. elected to convert a portion of Blackhawk debt totaling $61,432 into 6,143,200 shares of Common Stock at the offering price (at $.01 per share) set forth in Regulation E under the Securities Act pursuant to Blackhawk’s Form 1-E and its Offering Circular.

PART III

Item 10. Directors and Executive Officers of the Registrant

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater then ten percent stockholders are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) forms they filed with the SEC.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2005, the Company's officers, directors and greater than ten percent stockholders had complied with all Section 16(a) filing requirements, except that one late (i) Form 3 was filed by each of Janet Buxman Kurihara, David W. Atchison (no longer a director), Randy Tejral, Robert J. Francis, Craig A. Zabala, Robert M. Fujii, Brad D. Silver (no longer a director or officer), Mick Woodwards, and The Concorde Group, Inc., and (ii) Form 4 was filed by each of Craig A. Zabala and The Concorde Group, Inc.

Item 13. Certain Relationships and Related Transactions

Dr. Craig A. Zabala, President, Chief Executive Officer and Chairman of Blackhawk is a control person of The Concorde Group, Inc. The Concorde Group, Inc. owns 3,300,000 common shares of Blackhawk. As of May 8, 2006, Blackhawk is indebted to The Concorde Group, Inc. in the amount of $68,847. The Concorde Group, Inc. is also paying for the services of SEC3, which is providing consulting and compliance work to Blackhawk. Blackhawk will reimburse The Concorde Group, Inc. for these expenses.

Item 15. Exhibits and Financial Statement Schedules

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

Dated: May 8, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig A. Zabala	/s/ Robert M. Fujii
Craig A. Zabala Chairman, President and Chief Executive Officer	Robert M. Fujii Vice President

Dated: May 8, 2006	Dated: May 8, 2006

/s/ Craig A. Zabala	/s/ Robert J. Francis
Craig A. Zabala Acting Chief Financial Officer, Principal Accounting Officer	Robert J. Francis Director

Dated: May 8, 2006	Dated: May 8, 2006

/s/ Janet Buxman Kurihara	/s/ Randy Tejral
Janet Buxman Kurihara Director	Randy Tejral Director

Dated: May 8, 2006	Dated: May 8, 2006

/s/ Mick Woodwards
Mick Woodwards Director

Dated: May 8, 2006