Form 10-Q
period 2006-03-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2006-05-15
CIK 1294345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on May 12, 2006
Common Stock, $0.00001 par value	23,626,781

SEC 1296 (12-05) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

INDEX

PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements.	4
	Report of Independent Registered Public Accounting Firm	6
	Condensed Statements of Assets and Liabilities as of March 31, 2006 (unaudited) and December 31, 2005	7
	Condensed Statements of Operations for the three months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)	8
	Condensed Statements of Changes in Net Assets (Liabilities) for the three months ended March 31, 2006 (unaudited) and Year Ended December 31, 2005	9
	Condensed Statement of Stockholders' Equity (Capital Deficit) for the three months ended March 31, 2006 (unaudited) and Year Ended December 31, 2005 and December 31, 2004	10
	Condensed Statements of Cash Flows for the three months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)	11
	Notes to Condensed Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	17
Item 4.	Controls and Procedures.	18

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18
Item 3.	Defaults upon Senior Securities.	18
Item 4.	Submission of Matters to a Vote of Security Holders.	18
Item 5.	Other Information.	18
Item 6	Exhibits	19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Paritz & Company, P.A.

BLACKHAWK CAPITAL GROUP BDC INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

WITH
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Blackhawk Capital Group BDC Inc.
New York, New York

We have reviewed the accompanying condensed statement of assets and liabilities of Blackhawk Capital Group BDC Inc. as of March 31, 2006 and the related condensed statements of operations, and cash flows for the three month periods ended March 31, 2006 and 2005, and the condensed statements of changes in net assets (liabilities) and stockholders’ equity (capital deficit) for the three month period ended March 31, 2006. These financial statements are the responsibility of the management of Blackhawk Capital Group BDC Inc.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles generally accepted in the United States of America.

We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of the Company as of December 31, 2005, and the related statements of operations and cash flows (not included here in) and changes in net assets and stockholders’ equity for the year then ended; and in our report dated March 27, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets and liabilities as of December 31, 2005; is fairly stated in all material respects, in relation to the statement of assets and liabilities from which it was derived.

Paritz & Company, P.A.
Hackensack, New Jersey
May 12, 2006

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	MARCH 31, 2006	DECEMBER 31, 2005
	(Unaudited)
ASSETS:
Cash	$46,606	$77,877
Prepaid insurance	18,269	5,522

TOTAL ASSETS	$64,875	$83,399

LIABILITIES
Due to affiliated company	$68,847	$43,842
Accrued expenses	69,284	17,536
Due to former stockholder in connection with stock rescission	-	45
TOTAL LIABILITIES	138,131	61,423

NET ASSETS (LIABILITIES)
Common stock, par value $.00001 per share
1,000,000,000 shares authorized,
23,626,781 and 23,626,781 shares issued
and outstanding in 2006 and 2005, respectively	236	236
Additional paid-in capital	79,190	79,190
Accumulated net investment loss	(152,682)	(57,450)
TOTAL NET ASSETS (LIABILITIES)	(73,256)	21,976

TOTAL	$64,875	$83,399

NET ASSET (LIABILITY) VALUE PER COMMON SHARE	$(.00310)	$.00093

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
INVESTMENT INCOME:
Interest income	$287	$37
TOTAL INVESTMENT INCOME	287	37

EXPENSES:
Professional fees	76,608	1,500
Consulting fees	13,192	11,000
Filing fees	3,216	485
Insurance	2,503	-
Other	-	455
TOTAL EXPENSES	95,519	13,440

NET INVESTMENT (LOSS) AND NET
DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(95,232)	$(13,403)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00403)	$(0.00124)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	23,626,781	10,796,201

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

	THREE MONTHS ENDED MARCH 31, 2006	YEAR ENDED DECEMBER 31, 2005
	(Unaudited)
DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(95,232)	$(44,935)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	(95,232)	(44,935)

CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock sold	-	88,917
Conversion of a portion of amounts owed
to affiliate into common stock	-	61,432
Offering costs	-	(87,635)
Rescission of preferred stock - founder	-	(85)

NET INCREASE IN NET ASSETS FROM
CAPITAL STOCK TRANSACTIONS	-	62,629

TOTAL (DECREASE) INCREASE IN NET ASSETS	(95,232)	17,694

NET ASSETS - BEGINNING OF PERIOD	21,976	4,282

NET ASSETS (LIABILITIES) - END OF PERIOD	$(73,256)	$21,976

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

		-------COMMON STOCK--------		----------PREFERRED STOCK---------		ADDITIONAL PAID-IN	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS
Balance - December 31, 2004	$4,282	8,591,901	$86	8,500,000	$85	$16,626	$(12,515)

Sale of stock pursuant to offering plan (at $.01 per share)	88,917	8,891,680	89	-	-	88,828	-

Conversion of a portion of amount owed to affiliate (at $.01 per share)	61,432	6,143,200	61	-	-	61,371	-

Rescinded preferred stock
from founder (at $.00001 per share)	(85)	-	-	(8,500,000)	(85)	-	-

Offering costs	(87,635)	-	-	-	-	(87,635)	-

Net loss	(44,935)	-	-	-	-	-	(44,935)

Balance - December 31, 2005	21,976	23,626,781	236	-	-	79,190	(57,450)

Net loss	(95,232)	-	-	-	-	-	(95,232)

Balance - March 31, 2006	$(73,256)	23,626,781	$236	$-	$-	$79,190	$(152,682)
(Unaudited)

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in
net assets resulting from operations	$(95,232)	$(13,403)
Adjustments to reconcile net decrease:
Increase (decrease) in accrued expenses	51,748	(3,500)
Increase in prepaid expenses	(12,747)	-

NET CASH USED IN OPERATING AND INVESTING ACTIVITIES	(56,231)	(16,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of stock	-	39,118
Loan from affiliated company	25,005	7,000
Due to former stockholder in connection with
common stock rescission	(45)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,960	46,118

NET (DECREASE) INCREASE IN CASH	(31,271)	29,215

CASH - BEGINNING OF PERIOD	77,877	13,600

CASH - END OF PERIOD	$46,606	$42,815

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2006
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

Basis of presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year. The interim Unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2005 financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.

2     INCOME TAXES

At March 31, 2006, Blackhawk has available net operating loss carryforwards for income tax purposes of approximately $153,000 which expire in 2024 and 2025.

The Company has a deferred tax asset of approximately $43,000 resulting from available net operating loss carryforwards. Since Blackhawk has no operating history, a 100% valuation allowance has been provided.

3    DUE TO AFFILIATED COMPANY

Amount due to affiliated company is non-interest bearing and is due on demand. This amount reflects expenses paid directly by a corporation controlled by the founder of Blackhawk in connection with formation of the corporation, offering costs for the offering plan and operating expenses. (See Note 5.)

4    FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended:

	-----------March 31,-------------
Per Share Data:	2006	2005
Net asset value - beginning of period	$0.00093	$0.00050

Net investment loss *	(0.00403)	(0.00124)

Issuance of common stock	-	0.00796

Dilutive effect of share issuance	-	(0.00546)

Net asset (liability) value - end of period	(0.00310)	0.00176

Total return based on net asset value **	(433%)	(248%)

Common shares outstanding - end of period ***	23,626,781	12,503,663

Ratio/Supplemental Data:

Net assets (liability) - end of period	$(73,256)	$22,007

Ratio of net investment loss to average net assets****	(800%)	(408%)

Ratio of operating expenses to average net assets****	802%	409%

* Calculated based on average shares outstanding during period

**  Total returns for periods of less than one year are not annualized

*** Common shares outstanding are reduced by rescinded shares

**** Annualized for periods less than one year

5    SUBSEQUENT EVENTS

On May 3, 2006, the board of directors voted to allow the affiliate to convert amount due to affiliate of $68,847 into 6,884,700 shares of common stock at $.01 per share which was the offering price set forth in Blackhawk’s Form 1-E and its Offering Circular. Blackhawk anticipates that such transaction will close by June 1, 2006.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

Results of Operations

Sales Revenues

From inception (April 22, 2004) through December 31, 2005, we had $0 revenues. We had a net loss of $57,450 for that same period.

From January 1, 2006 through March 31, 2006, we had $0 revenues. We had a net loss of $95,232 for that same period.

General and Administrative Expenses

From inception (April 22, 2004) through December 31, 2005, general and administrative expenses were $58,604.

From January 1, 2006 through March 31, 2006, general and administrative expenses were $95,519.

Other Income (Expenses)

For the period inception (April 22, 2004) through December 31, 2005, the Company achieved other income of $1,154. During this period, Blackhawk received $65 from the founders and $171,268 from the sale of stock under its Regulation E offering.

From January 1, 2006 through March 31, 2006, the Company achieved other income of $287. No sales of securities occurred during the first quarter ended March 31, 2006.

Liquidity and Capital Resources

From inception (April 22, 2004) through March 31, 2006, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, The Concorde Group, Inc.

At March 31, 2006, Blackhawk owed approximately $68,847 to The Concorde Group, Inc., a company controlled by Dr. Craig A. Zabala, the Chairman, President and Chief Executive Officer of Blackhawk. The amount due is non-interest bearing and is due on demand. This amount reflects expenses paid by The Concorde Group, Inc in connection with the formation of Blackhawk, offering costs for the offering plan and operating expenses. On May 3, 2006, the Board of Directors by Unanimous Written Consent of Directors approved the exchange of equity for debt and authorized the Corporation to issue and deliver to Concorde 6,884,700 shares of Common Stock. Blackhawk anticipates that such transaction will close by June 1, 2006. On April 4, 2005, The Concorde Group, Inc. elected to convert a portion of Blackhawk debt totaling $61,432 into 6,143,200 shares of Common Stock at the offering price (at $.01 per share) set forth in Regulation E under the Securities Act pursuant to Blackhawk’s Form 1-E and its Offering Circular.

On April 23, 2004, the Company issued 8,500,000 shares of Series A preferred stock and 11,000,000 shares of common stock to its founders at $.00001 per share for a total of $195. On November 9, 2005 the Board of Directors rescinded the issuance of shares of preferred stock to The Concorde Group Inc. The Company refunded to Concorde the $85 that Concorde paid for the shares. Concorde waived any rights it may have against Blackhawk in connection with the issuance and stated that it will not assert any claim against the Company. On November 12, 2005 certain investors returned 4,500,000 shares of common stock and were refunded $45. The investors waived any rights they may have against Blackhawk in connection with the issuance and stated that they will not assert any claim against the Company.  Between September 27, 2004 and December 31, 2005, Blackhawk sold 17,126,781 shares of its common stock at $.01 per share for a total of $171,267.81. These shares were sold pursuant to an offering under Regulation E under the Securities Act pursuant to Blackhawk's Form 1-E and its Offering Circular.

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

Item 1A. Risk Factors

This Section is not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No sales of securities and no repurchases of securities by Blackhawk occurred during the first quarter ended March 31, 2006.

Item 3. Defaults upon Senior Securities.

This Section is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the first quarter ended March 31, 2006.

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

BLACKHAWK CAPITAL GROUP BDC, INC.

Date: May 12, 2006	By: /s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: May 12, 2006	By: /s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer