Form 10-Q
period 2006-06-30
BLACKHAWK CAPITAL GROUP BDC INC
filed 2006-08-11
CIK 1294345

OMB PPROVAL OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response…192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer☐ Accelerated filer☐ Non-accelerated filer☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒     No    ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.00001 par value	Outstanding on August 11, 2006 30,511,481

SEC 1296 (12-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

INDEX

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements.	4

	Report of Independent Registered Public Accounting Firm	6

	Condensed Statements of Assets and Liabilities as of June 30, 2006 (unaudited) and December 31, 2005	7

	Condensed Statements of Operations for the six months ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited) and for the three months ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)	8

	Condensed Statements of Changes in Net Assets (Liabilities) for the six months ended June 30, 2006 (unaudited) and Year Ended December 31, 2005	9

	Condensed Statement of Stockholders' Equity (Capital Deficit) for the six months ended June 30, 2006 (unaudited) and Years Ended December 31, 2005 and December 31, 2004	10

	Condensed Statements of Cash Flows for the six months ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)	11

	Notes to Condensed Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	17

Item 4.	Controls and Procedures.	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	18
Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 3.	Defaults upon Senior Securities.	18

Item 4.	Submission of Matters to a Vote of Security Holders.	18

Item 5.	Other Information.	18

Item 6.	Exhibits.	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Paritz & Company, P.A.

BLACKHAWK CAPITAL GROUP BDC INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS
WITH
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blackhawk Capital Group BDC Inc.
New York, New York

We have reviewed the accompanying condensed statement of assets and liabilities of Blackhawk Capital Group BDC Inc. as of June 30, 2006 and the related condensed statements of operations for the three month periods ended June 30, 2006 and 2005 and the six month periods ended June 30, 2006 and 2005, and the condensed statements of changes in net assets (liabilities) and stockholders’ equity (capital deficit) for the six month period ended June 30, 2006 and the condensed statement of cash flows for the six month periods ended June 30, 2006 and 2005 and the financial highlights for the six months ended June 30, 2006 and 2005 and for the year ended December 31, 2005. These financial statements are the responsibility of the management of Blackhawk Capital Group BDC Inc.

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

We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of the Company as of December 31, 2005, and the related statements of operations and cash flows (not included herein) and changes in net assets and stockholders’ equity and its financial highlights for the year then ended and in our report dated March 27, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets and liabilities as of December 31, 2005 is fairly stated in all material respects, in relation to the statement of assets and liabilities from which it was derived.

        Paritz & Company, P.A.

Hackensack, New Jersey
August 2, 2006

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2006	DECEMBER 31, 2005
	(Unaudited)
ASSETS:
Cash	$27,242	$77,877
Prepaid insurance	15,372	5,522

TOTAL ASSETS	$42,614	$83,399

LIABILITIES
Due to affiliated company	$-	$43,842
Accrued expenses	160,475	17,536
Due to former stockholder in connection with stock rescission	-	45
TOTAL LIABILITIES	160,475	61,423

NET ASSETS (LIABILITIES)
Common stock, par value $.00001 per share
1,000,000,000 shares authorized,
30,511,481 and 23,626,781 shares issued
and outstanding in 2006 and 2005, respectively	305	236
Additional paid-in capital	147,968	79,190
Accumulated net investment loss	(266,134)	(57,450)
TOTAL NET ASSETS (LIABILITIES)	(117,861)	21,976

TOTAL	$42,614	$83,399

NET ASSET (LIABILITY) VALUE PER COMMON SHARE	$(.00386)	$.00093

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
INVESTMENT INCOME:
Interest income	$116	$273	$403	$310
TOTAL INVESTMENT INCOME	116	273	403	310

EXPENSES:
Professional fees	93,847	-	170,455	1,500
Consulting fees	5,985	1,000	19,177	12,000
Filing fees	3,785	1,075	7,001	1,560
Insurance	9,951	-	12,454	-
Other	-	-	-	455
TOTAL EXPENSES	113,568	2,075	209,087	15,515

NET INVESTMENT (LOSS) AND
NET DECREASE IN ASSETS
RESULTING FROM OPERATIONS	$(113,452)	$(1,802)	$(208,684)	$(15,205)

LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00402)	$(0.00008)	$(0.00804)	$(0.00088)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	28,241,800	23,521,286	25,947,039	17,193,896

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

	SIX MONTHS ENDED JUNE 30, 2006 (Unaudited)	YEAR ENDED DECEMBER 31, 2005

DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(208,684)	$(44,935)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	(208,684)	(44,935)

CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock sold	-	88,917
Conversion of a portion of amounts owed
to affiliate into common stock	68,847	61,432
Offering costs	-	(87,635)
Rescission of preferred stock - founder	-	(85)

NET INCREASE IN NET ASSETS FROM
CAPITAL STOCK TRANSACTIONS	68,847	62,629

TOTAL (DECREASE) INCREASE IN NET ASSETS	(139,837)	17,694

NET ASSETS - BEGINNING OF PERIOD	21,976	4,282

NET ASSETS (LIABILITIES) - END OF PERIOD	$(117,861)	$21,976

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

		COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID-IN	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS

Balance - December 31, 2004	$4,282	8,591,901	$86	8,500,000	$85	$16,626	$(12,515)

Sale of stock pursuant to offering plan (at $.01 per share)	88,917	8,891,680	89	-	-	88,828	-

Conversion of a portion of amount owed to affiliate (at $.01 per share)	61,432	6,143,200	61	-	-	61,371	-

Rescinded preferred stock
from founder (at $.00001 per share)	(85)	-	-	(8,500,000)	(85)	-	-

Offering costs	(87,635)	-	-	-	-	(87,635)	-

Net loss	(44,935)	-	-	-	-	-	(44,935)

Balance-December 31, 2005	21,976	23,626,781	236	-	-	79,190	(57,450)

Net loss	(208,684)	-	-	-	-	-	(208,684)

Conversion of a portion of amount owed to
affiliate (at $.01 per share)	68,847	6,884,700	69	-	-	68,778	-

Balance-June 30, 2006	$(117,861)	30,511,481	$305	$-	$-	$147,968	$(266,134)
(Unaudited)

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2006	2005

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in
net assets resulting from operations	$(208,684)	$(15,205)
Adjustments to reconcile net decrease:
Increase (decrease) in accrued expenses	142,939	(3,500)
Increase in prepaid expenses	(9,850)	-

NET CASH USED IN OPERATING AND INVESTING ACTIVITIES	(75,595)	(18,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of stock	-	88,917
Loan from affiliated company	25,005	6,999
Due to former stockholder in connection with
common stock rescission	(45)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,960	95,916

NET (DECREASE) INCREASE IN CASH	(50,635)	77,211

CASH - BEGINNING OF PERIOD	77,877	13,600

CASH - END OF PERIOD	$27,242	$90,811

Non-cash financing activities:
Conversion of amount due to affiliated company into common stock	$68,847	$61,432

Deferred offering costs charged to additional paid-in capital	$-	$30,708

See report of independent registered public accounting firm

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)

1	SIGNIFICANT ACCOUNTING POLICIES

Business description

Blackhawk Capital Group BDC Inc. (Athe Company@ or “Blackhawk”) was incorporated in the State of Delaware on April 22, 2004.

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

At June 30, 2006, Blackhawk has available net operating loss carryforwards for income tax purposes of approximately $266,000 which expire in 2024 and 2025.

The Company has a deferred tax asset of approximately $87,000 resulting from available net operating loss carryforwards. Since Blackhawk has no operating history, a 100% valuation allowance has been provided.

3	RELATED PARTY TRANSACTIONS

Amount due to affiliated company at December 31, 2005 is non-interest bearing and is due on demand. This amount reflects expenses paid directly by The Concorde Group, Inc. (“Concorde”), a corporation controlled by the founder of Blackhawk and an affiliate of Blackhawk, in connection with formation of Blackhawk, offering costs for the offering plan and operating expenses (see note 5). The loan was approved unanimously by the Board of Directors of Blackhawk as fair and in the best interests of Blackhawk.

On May 3, 2006, the Board of Directors unanimously voted to allow Concorde to convert amount due to affiliate of $68,847 into 6,884,700 shares of common stock at $.01 per share, which was the offering price set forth in Blackhawk’s Form 1-E and its Offering Circular, which the Board of Directors approved unanimously and determined was fair and in the best interests of Blackhawk.

Blackhawk paid a consulting fee of $12,000 to a former vice president and stockholder of the Company in the six month period ended June 30, 2005.

4	FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2006 and 2005 and the year ended December 31, 2005:

	Six Months Ended June 30,		Year Ended
Per Share Data:	2006	2005	December 31, 2005

Net asset value - beginning of period	$0.00093	$0.00050	$0.00050

Net investment loss *	(0.00804)	(0.00088)	(0.00220)

Issuance of common stock	0.01000	0.00796	0.00417

Net realized and unrealized gain (loss)**	(0.00675)	(0.00298)	(0.00154)

Net asset (liability) value - end of period	(0.00386)	0.00460	0.00093

Total return based on net asset value ***	(865%)	(176%)	(440%)

Common shares outstanding - end of period ****	30,511,481	23,626,781	23,626,781

Ratio/Supplemental Data:

Net assets (liability) - end of period	$(117,861)	$108,718	$21,976

Ratio of net investment loss to average net assets*****	(3,798%)	(68%)	(91%)

Ratio of operating expenses to average net assets*****	3,806%	69%	94%

* Calculated based on average shares outstanding during period

** Net realized and unrealized gain (loss) represents the dilutive effect of share issuance. This caption is used per the AICPA Audit and Accounting Guide for Investment Companies section 7.69 ( c ).

*** Total returns for periods of less than one year are not annualized

**** Common shares outstanding are reduced by rescinded shares

***** Annualized for periods less than one year

5	SUBSEQUENT EVENTS

On July 20, 2006, Concorde, an affiliate of Blackhawk, paid $100,000 of the accrued expenses for legal fees on behalf of Blackhawk. Concorde has represented to the Company that it intends to convert the debt into equity at $1.00 per share, which is above the net asset value per share of Blackhawk’s Common Stock and above the offering price per share ($.01) in Blackhawk’s Regulation E Offering. Concorde has agreed to fund Blackhawk’s administrative and operational expenses in the absence of operating capital until Blackhawk receives proceeds from an anticipated new Regulation E Offering that it is planning to offer if it is completed.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

From January 1, 2006 through June 30, 2006, we had $0 revenues. We had a net loss of $208,684 for that same period.

General and Administrative Expenses

From inception (April 22, 2004) through December 31, 2005, general and administrative expenses were $58,604.

From January 1, 2006 through June 30, 2006, general and administrative expenses were $209,087 due to increases in legal, accounting, insurance, consulting, and related costs.

Other Income (Expenses)

For the period inception (April 22, 2004) through December 31, 2005, the Company achieved other income of $1,154. During this period, Blackhawk received $65 from its founders and $171,268 from the sale of stock under its Regulation E offering.

From January 1, 2006 through June 30, 2006, the Company achieved other income of $403. No sales of securities occurred during the second quarter ended June 30, 2006, except that Blackhawk issued 6,884,700 shares of its common stock at $.01 per share in exchange for indebtedness amounting to $68,847.00 to The Concorde Group, Inc. pursuant to an Exchange Agreement dated June 21, 2006. These shares were issued pursuant to an offering under Regulation E under the Securities Act pursuant to Blackhawk's Form 1-E and its Offering Circular. The Company filed a Form 8-K with the SEC on June 29, 2006 describing this debt to equity conversion.

Liquidity and Capital Resources

From inception (April 22, 2004) through June 30, 2006, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, The Concorde Group, Inc.

On June 21, 2006, the Company entered into an exchange agreement with The Concorde Group, Inc. (“Concorde”), a stockholder and affiliate of the Company, pursuant to which a promissory note (the “Note”) issued by the Company on May 3, 2006 to Concorde in the principal amount of $68,847.00 was exchanged for 6,884,700 shares (“Shares”) of the common stock, par value $.00001 per share (“Common Stock”) of the Company. The Shares are “restricted securities“ as defined in Rule 144 of the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange Agreement, Concorde acquired 6,884,700 shares of the Common Stock of the Company in exchange for the Note. The stock was issued in the exchange at $.01 per share. This exchange took place pursuant to Section 3(a)(9) of the Securities Act as an exchange by an issuer with an existing security holder where no commission or other remuneration was paid or given to Concorde or any other party for soliciting such exchange. The amount due was non-interest bearing and was due on demand. This amount reflected expenses paid by The Concorde Group, Inc in connection with the formation of Blackhawk, offering costs for the offering plan and operating expenses. On May 3, 2006, the Board of Directors by Unanimous Written Consent of Directors approved the exchange of equity for debt and authorized the Corporation to issue and deliver to Concorde 6,884,700 shares of Common Stock as being in the fair and best interest of the Company.

On April 4, 2005, The Concorde Group, Inc. elected to convert a portion of Blackhawk debt totaling $61,432 into 6,143,200 shares of Common Stock at the offering price (at $.01 per share) set forth in Regulation E under the Securities Act pursuant to Blackhawk’s Form 1-E and its Offering Circular. This transaction was approved unanimously by the Board of Directors of Blackhawk as being fair and in the best interests of Blackhawk.

On April 23, 2004, the Company issued 8,500,000 shares of Series A preferred stock and 11,000,000 shares of common stock to its founders at $.00001 per share for a total of $195. On November 9, 2005 the Board of Directors rescinded the issuance of shares of preferred stock to The Concorde Group Inc. The Company refunded to Concorde the $85 that Concorde paid for the shares. Concorde waived any rights it may have against Blackhawk in connection with the issuance and stated that it will not assert any claim against the Company. On November 12, 2005 certain investors returned 4,500,000 shares of common stock and were refunded $45. The investors waived any rights they may have against Blackhawk in connection with the issuance and stated that they will not assert any claim against the Company.  Between September 27, 2004 and December 31, 2005, Blackhawk sold 17,126,781 shares of its common stock at $.01 per share for a total of $171,267.81. In June 2006, Blackhawk issued 6,884,700 shares of its common stock at $.01 per share in exchange for indebtedness amounting to $68,847.00 to The Concorde Group, Inc. pursuant to the Exchange Agreement. These shares were sold pursuant to an offering under Regulation E under the Securities Act pursuant to Blackhawk's Form 1-E and its Offering Circular. The Company filed a Form 8-K with the SEC on June 29, 2006 describing the debt to equity conversion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 29, 2006, the Company filed a Form 8-K with the SEC reporting a debt to equity conversion transaction with The Concorde Group, Inc. pursuant to which the Company issued 6,884,700 shares of common stock in exchange for $68,847.00 in debt. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above for a description of the transaction.

Item 3. Defaults upon Senior Securities.

This Section is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the second quarter ended June 30, 2006.

Item 5. Other Information.

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

                        BLACKHAWK CAPITAL GROUP BDC, INC.

Date: August 11, 2006	By: /s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: August 11, 2006	By: /s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer