Form 10-Q
period 2006-09-30
BLACKHAWK CAPITAL GROUP BDC INC
filed 2006-11-13
CIK 1294345

OMB APPROVAL OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response…192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on November 10, 2006
Common Stock, $0.00001 par value	30,511,481

SEC 1296 (12-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Condensed Statements of Assets and Liabilities as of September 30, 2006 (unaudited) and December 31, 2005	5

	Condensed Statements of Operations for the nine months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited) and for the three months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)	6

	Condensed Statements of Changes in Net Assets (Liabilities) for the nine months ended September 30, 2006 (unaudited) and Year Ended December 31, 2005	7

	Condensed Statement of Stockholders' Equity (Capital Deficit) for the nine months ended September 30, 2006 (unaudited) and Year Ended December 31, 2005	8

	Condensed Statements of Cash Flows for the nine months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)	9

	Notes to Condensed Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	17

Item 4.	Controls and Procedures.	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	17

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 3.	Defaults upon Senior Securities.	18

Item 4.	Submission of Matters to a Vote of Security Holders.	18

Item 5.	Other Information.	18

Item 6.	Exhibits.	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACKHAWK CAPITAL GROUP BDC INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
	(Unaudited)
ASSETS:
Cash	$4,806	$77,877
Prepaid insurance	10,337	5,522

TOTAL ASSETS	$15,143	$83,399

LIABILITIES
Due to affiliated company	$100,000	$43,842
Accrued expenses	114,219	17,536
Due to former stockholder in connection with stock rescission	-	45
TOTAL LIABILITIES	214,219	61,423

NET ASSETS (LIABILITIES)
Common stock, par value $.00001 per share
1,000,000,000 shares authorized,
30,511,481 and 23,626,781 shares issued
and outstanding in 2006 and 2005, respectively	305	236
Additional paid-in capital	147,968	79,190
Accumulated net investment loss	(347,349)	(57,450)
TOTAL NET ASSETS (LIABILITIES)	(199,076)	21,976

TOTAL	$15,143	$83,399

NET ASSET (LIABILITY) VALUE PER COMMON SHARE	$(.00652)	$.00093

See notes to condensed financial statements.

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005

INVESTMENT INCOME:
Interest income	$54	$391	$457	$701
TOTAL INVESTMENT INCOME	54	391	457	701

EXPENSES:
Professional fees	66,594	5,230	237,049	6,730
Consulting fees	2,325	-	21,502	12,000
Filing fees	1,764	350	8,765	1,910
Insurance	10,485	2,892	22,939	2,892
Other	101	-	101	455
TOTAL EXPENSES	81,269	8,472	290,356	23,987

NET INVESTMENT (LOSS) AND
NET DECREASE IN ASSETS
RESULTING FROM OPERATIONS	$(81,215)	$(8,081)	$(289,899)	$(23,286)

LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00266)	$(0.00034)	$(0.01055)	$(0.00120)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	30,511,481	23,626,781	27,485,229	19,361,755

See notes to condensed financial statements.

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

	NINE MONTHS ENDED SEPTEMBER 30, 2006	YEAR ENDED DECEMBER 31, 2005
	(Unaudited)

DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(289,899)	$(44,935)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	(289,899)	(44,935)

CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock sold	-	88,917
Conversion of a portion of amounts owed
to affiliate into common stock	68,847	61,432
Offering costs	-	(87,635)
Rescission of preferred stock - founder	-	(85)

NET INCREASE IN NET ASSETS FROM
CAPITAL STOCK TRANSACTIONS	68,847	62,629

TOTAL (DECREASE) INCREASE IN NET ASSETS	(221,052)	17,694

NET ASSETS - BEGINNING OF PERIOD	21,976	4,282

NET ASSETS (LIABILITIES) - END OF PERIOD	$(199,076)	$21,976

See notes to condensed financial statements.

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

		COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED NET INVESTMENT LOSS
	TOTAL	SHARES	AMOUNT	SHARES	AMOUNT

Balance - December 31, 2004	$4,282	8,591,901	$86	8,500,000	$85	$16,626	$(12,515)

Sale of stock pursuant to offering plan (at $.01 per share)	88,917	8,891,680	89	-	-	88,828	-

Conversion of a portion of amount owed to affiliate (at $.01 per share)	61,432	6,143,200	61	-	-	61,371	-

Rescinded preferred stock from founder (at $.00001 per share)	(85)	-	-	(8,500,000)	(85)	-	-

Offering costs	(87,635)	-	-	-	-	(87,635)	-

Net loss	(44,935)	-	-	-	-	-	(44,935)

Balance-December 31, 2005	21,976	23,626,781	236	-	-	79,190	(57,450)

Net loss	(289,899)	-	-	-	-	-	(289,899)

Conversion of a portion of amount owed to
affiliate (at $.01 per share)	68,847	6,884,700	69	-	-	68,778	-

Balance- September 30, 2006 (Unaudited)	$(199,076)	30,511,481	$305	$-	$-	$147,968	$(347,349)

See notes to condensed financial statements.

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in net assets resulting from operations	$(289,899)	$(23,286)
Adjustments to reconcile net decrease:
Increase (decrease) in accrued expenses	96,683	(3,151)
Increase in prepaid expenses	(4,815)	(2,775)

NET CASH USED IN OPERATING AND INVESTING ACTIVITIES	(198,031)	(29,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of stock	-	88,917
Loan from affiliated company	125,005	9,999
Due to former stockholder in connection with
common stock rescission	(45)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	124,960	98,916

NET (DECREASE) INCREASE IN CASH	(73,071)	69,704

CASH - BEGINNING OF PERIOD	77,877	13,600

CASH - END OF PERIOD	$4,806	$83,304

Non-cash financing activities:
Conversion of amount due to affiliated company into common stock	$68,847	$61,432

Deferred offering costs charged to additional paid-in capital	$-	$87,635

See notes to condensed financial statements.

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
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

At September 30, 2006, Blackhawk has available net operating loss carryforwards for income tax purposes of approximately $347,000 which expire in 2024, 2025, and 2026.

The Company has a deferred tax asset of approximately $114,000 resulting from available net operating loss carryforwards. Since Blackhawk has no operating history, a 100% valuation allowance has been provided.

3	RELATED PARTY TRANSACTIONS

Amount due to affiliated company at September 30, 2006 and December 31, 2005 is non-interest bearing and is due on demand. This amount reflects expenses paid directly by The Concorde Group, Inc. (“Concorde”), a corporation controlled by the founder of Blackhawk and an affiliate of Blackhawk, in connection with formation of Blackhawk, offering costs for the offering plan and operating expenses. The loan was approved unanimously by the Board of Directors of Blackhawk as fair and in the best interests of Blackhawk.

(Unaudited)

Concorde has represented to the Company that it intends to convert the debt into equity at $1.00 per share, which is above the net asset value per share of Blackhawk’s Common Stock and above the offering price per share ($.01) in Blackhawk’s prior Regulation E Offering. Concorde has agreed to fund Blackhawk’s administrative and operational expenses in the absence of operating capital until Blackhawk receives proceeds from an anticipated new Regulation E Offering that it is planning to offer if it is completed. There can be no assurance that this offering will be consummated.

On May 3, 2006, the Board of Directors unanimously voted to allow Concorde to convert amount due to affiliate of $68,847 into 6,884,700 shares of common stock at $.01 per share, which was the offering price set forth in Blackhawk’s Form 1-E and its Offering Circular, which the Board of Directors approved unanimously and determined was in the fair and best interest of Blackhawk.

Blackhawk paid a consulting fee of $12,000 to a former vice president and stockholder of the Company in the nine month period ended September 30, 2005.

(Unaudited)

4	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005:

	Nine Months Ended September 30,		Year Ended
	2006	2005	December 31, 2005

Per Share Data:
Net asset value - beginning of period	$0.00093	$0.00050	$0.00050

Net investment loss *	(0.01055)	(0.00120)	(0.00220)

Issuance of common stock	0.01000	0.00796	0.00417

Net realized and unrealized gain (loss)**	(0.00690)	(0.00541)	(0.00154)

Net asset (liability) value - end of period	(0.00652)	0.00185	0.00093

Total return based on net asset value ***	(1,134%)	(240%)	(440%)
Common shares outstanding - end of period ****	30,511,481	23,626,781	23,626,781

Ratio/Supplemental Data:

Net assets (liability) - end of period	$(199,076)	$43,710	$21,976

Ratio of net investment loss to average net assets*****	(7,036%)	(69%)	(91%)

Ratio of operating expenses to average net assets*****	7,047%	72%	94%

*	Calculated based on average shares outstanding during period

**	Net realized and unrealized gain (loss) represents the dilutive effect of share issuance. This caption is used per the AICPA Audit and Accounting Guide for Investment Companies section 7.69 ( c ).

***	Total returns for periods of less than one year are not annualized

****	Common shares outstanding are reduced by rescinded shares

*****	Annualized for periods less than one year

(Unaudited)

5	SUBSEQUENT EVENTS

Blackhawk has retained Sanders Morris Harris Inc., a Texas corporation ("SMH") as placement agent in connection with a planned private placement offering pursuant to an agreement with SMH dated October 31, 2006 ("SMH Agreement"). SMH is conducting the offering on a "best efforts" basis.

Blackhawk has engaged Barak Asset Management, LLC, a Delaware limited liability company ("Barak"), and an investment adviser registered under the Investment Advisers Act of 1940, as amended ("Advisers Act"), to serve as an investment adviser to Blackhawk and manage its portfolio of investments. Such engagement is pursuant to an investment advisory management agreement dated October 31, 2006, with terms of one-year term (extendable for one year periods) subject to Blackhawk's right to terminate upon sixty (60) days notice, and has fees ranging from 0.50% to 1.80% of assets managed. Barak will manage assets of Blackhawk on a non-exclusive basis consistent with Blackhawk's investment guidelines and policies set forth herein.

Blackhawk has entered into a sub-advisory agreement dated September 12, 2006 with Robert S. Tull, Jr. for a three-year term. Mr. Tull will advise the Board of Directors of Blackhawk on investments and have the following duties: advising the Board on investment decisions and strategies, coordinating investment diversification in the strategies and analyzing investment opportunities with the Company's investment adviser and having an advisory position on the Company's Investment Commitment Committee, which it intends to form in connection with an Offering Circular. Pursuant to the terms of the advisory agreement, Mr. Tull’s compensation will be determined by the board of directors of Blackhawk when this offering closes.

Concorde loaned Blackhawk an additional $5,000 on October 31, 2006 for general working capital purposes.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

For the three and nine months ended September 30, 2006 and 2005, we had $0 revenues. We had net losses of $81,215 and $289,899 for the three and nine months ended September 30, 2006, respectively, and net losses of $8,081 and $23,286 for the three and nine months ended September 30, 2005, respectively.

General and Administrative Expenses

From inception (April 22, 2004) through December 31, 2005, general and administrative expenses were $58,604.

For the three and nine months ended September 30, 2006, general and administrative expenses were $81,269 and $290,356, respectively, due to increases in legal, accounting, insurance, consulting, and related costs.

Other Income (Expenses)

For the period inception (April 22, 2004) through December 31, 2005, the Company achieved other income of $1,154.

From January 1, 2006 through September 30, 2006, the Company achieved other income of $457.

Liquidity and Capital Resources

From inception (April 22, 2004) through September 30, 2006, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, The Concorde Group, Inc.

No sales of securities occurred during the third quarter ended September 30, 2006.

On June 21, 2006, the Company entered into an exchange agreement with The Concorde Group, Inc. (“Concorde”), a stockholder and affiliate of the Company, pursuant to which a promissory note (the “Note”) issued by the Company on May 3, 2006 to Concorde in the principal amount of $68,847.00 was exchanged for 6,884,700 shares (“Shares”) of the common stock, par value $.00001 per share (“Common Stock”) of the Company. The Shares are “restricted securities“ as defined in Rule 144 of the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange Agreement, Concorde acquired 6,884,700 shares of the Common Stock of the Company in exchange for the Note. The stock was issued in the exchange at $.01 per share. This exchange took place pursuant to Section 3(a)(9) of the Securities Act as an exchange by an issuer with an existing security holder where no commission or other remuneration was paid or given to Concorde or any other party for soliciting such exchange. The amount due was non-interest bearing and was due on demand. This amount reflected expenses paid by The Concorde Group, Inc. in connection with the formation of Blackhawk, offering costs for the offering plan and operating expenses. On May 3, 2006, the Board of Directors by Unanimous Written Consent of Directors approved the exchange of equity for debt and authorized the Corporation to issue and deliver to Concorde 6,884,700 shares of Common Stock as being in the fair and best interest of the Company.

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

For the period inception (April 22, 2004) through December 31, 2005, Blackhawk received $65 from its founders and $171,268 from the sale of stock under its Regulation E offering.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the third quarter ended September 30, 2006.

Item 5. Other Information.

This Section is not applicable.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Terms of Advisor to the Board Agreement

10.2	Investment Advisory Management Agreement Between Blackhawk Capital Group BDC, Inc. and Barak Asset Management, LLC

10.3	Agreement Between Blackhawk Capital Group BDC, Inc.and Sanders Morris Harris

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK CAPITAL GROUP BDC, INC.

Date: November 10, 2006	By:	/s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: November 10, 2006	By:	/s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer