Form 10-K
period 2006-12-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2007-03-26
CIK 1294345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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
Yes ☐ No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒   No ☐

The number of shares outstanding of Blackhawk's common stock on March 22, 2007 was 30,511,481.

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

•
General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

•	Success of operating initiatives; changes in business strategy or development plans; management of growth;

•	Availability, terms and deployment of capital;

•	Legal, administrative and accounting expenses;

•	Dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

•	Development risks; risks relating to the availability of financing, and

•	Other factors referenced in this Report.

Because the risks factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by Blackhawk, you should not place undue reliance on any such forward-looking statements. Other factors may be described from time to time in Blackhawk's other filings with the Securities and Exchange Commission, news releases and other communications. Further, any forward-looking statement speaks only as of the date on which it is made and Blackhawk undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Blackhawk to predict which will arise. In addition, Blackhawk cannot assess the impact of each factor on Blackhawk's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Blackhawk was incorporated on April 22, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking. Blackhawk's operations to date have been limited to issuing shares to its original shareholders, organizational and administrative activities, and conducting two offerings under Regulation E of the Securities Act.

Blackhawk will attempt to locate and negotiate with eligible portfolio companies for Blackhawk to invest in, lend funds to, acquire an interest in and/or possibly manage. Blackhawk intends to offer managerial assistance to eligible portfolio companies in which it invests.

In addition to the broad investment strategy to be pursued by Blackhawk discussed herein, Blackhawk also intends to develop a strategy to invest in special purpose vehicles ("SPVs") developing products and seeking exemptive relief to issue securities registered under the Investment Company Act and Securities Act identified with the Exchange Traded Funds ("ETFs") industry. Blackhawk may only invest in these entities if they are not investment companies under the Investment Company Act. The investment strategy will be in compliance with, and consistent with, the BDC provisions of the Investment Company Act. Additionally, Blackhawk would seek to invest in ETF Distribution Companies ("ETFDCs") focused on the expanding ETF broker models that are not associated with the traditional mutual fund industry. Finally, Blackhawk would seek to invest in companies (consistent with the BDC provisions of the Investment Company Act) that invest in Specialized ETF Focused Companies ("SETFCs") seeking to establish alliance or acquisitions in traditional Unit Investment Trust ("UITs"), Closed-End Funds ("CEFs") and traditional Mutual Fund Companies ("TMFCs") that use commissions, loads and annual revenue sharing to achieve their current distribution goals.

Blackhawk would seek to invest in companies seeking broad and generic ETF exemptive relief for specific asset classes such as equity, debt, commodities, currency and other asset classes. The Blackhawk investments would include index and active based investment strategies.

All of the above investment categories are subject to the investment restrictions in the BDC provisions of the Investment Company Act applicable to Blackhawk, including without limitation that Blackhawk not invest in an “investment company” registered under the Investment Company Act.

As a business development company, Blackhawk is able to raise money to acquire interests in small private business, as well as larger private companies, and distressed public companies as defined under the business development company provisions of the Investment Company Act. We intend to seek equity positions and on going relationships with companies offering sustainable and profitable growth. We do not intend to limit our acquisitions to a single line of business or industry.

All acquisitions will be designed to enhance shareholder value through capital appreciation and dividend payments.

Consistent with Section 58 of the Investment Company Act, we may not, unless authorized by the vote of a majority of our outstanding common stock, change the nature of our business so as to cease to be, or to withdraw our election as, a business development company. In addition, as a BDC, we will not make any significant material changes in our investment guidelines and policies without obtaining the approval of our Board of Directors.

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

On behalf of Blackhawk, Network 1 Financial Securities, Inc. ("Network 1") submitted an application on Form 211 on July 5, 2006 to the National Association of Securities Dealers, Inc. ("NASD") to initiate quotations in the OTC Bulletin Board Service for Blackhawk's common stock, par value $.00001 per share ("Common Stock"). On August 22, 2006, the NASD issued a letter to Network 1 stating that unpriced quotations could begin on the OTC Bulletin Board on Blackhawk's Common Stock and that if Network 1 decides to enter a priced quotation (bid or offer) in the Common Stock in any quotation medium, Network 1 must supplement its filing with the Form 211. This supplemental filing must include the basis and factors for Network 1's priced quotation and be received by the NASD three days before the priced entry appears in a quotations medium. The symbol for the Common Stock is "BHCG."

On June 21, 2006, Blackhawk entered into an Exchange Agreement ("Exchange Agreement") with The Concorde Group, Inc. ("Concorde"), the largest stockholder and affiliate of Blackhawk, pursuant to which a non-interest bearing promissory note (the "Note") issued by Blackhawk on May 3, 2006 to Concorde in the principal amount of $68,847 was exchanged for 6,884,700 shares ("Shares") of the common stock, par value $.00001 per share ("Common Stock") of Blackhawk. The Shares are "restricted securities" as defined in Rule 144 of the Securities Act. Pursuant to the Exchange Agreement, Concorde acquired 6,884,700 shares ("Shares") of the Common Stock of Blackhawk in exchange for the Note. The stock has issued in the exchange at $.01 per share. This exchange took place pursuant to Section 3(a)(9) of the Securities Act as an exchange by an issuer with an existing security holder where no commission or other remuneration was paid or given to Concorde or any other party for soliciting such exchange. The Shares are "restricted securities" under the Securities Act. This transaction was approved by all of the directors of Blackhawk pursuant to action by unanimous written consent as fair and in the best interests of Blackhawk and its stockholders.

Recently, Blackhawk became aware that certain of its state blue-sky filings were not correctly made in connection with its prior Regulation E offering made in 2004 and 2005. To rectify this, Blackhawk made a rescission offer to its stockholders with respect to their shares of Common Stock and filed such offer with each applicable State. Before making the rescission offer, legal counsel for Blackhawk notified each applicable state's securities commission of Blackhawk's intention and submitted Blackhawk's proposed rescission offer letter for comments and approval. To date, all stockholders have either rejected the rescission offer or the thirty (30) day period which they were given to either accept or reject the rescission offer has expired. Blackhawk also has made post-rescission offer filings which were requested by each applicable state.

Blackhawk has engaged Barak Asset Management, LLC, a New York limited liability company ("Barak"), and an investment adviser registered under the Investment Advisers Act of 1940, as amended, to serve as an investment adviser to Blackhawk and manage its portfolio of investments at such time as when the Company has portfolio investments. Barak was formed by Sharon Highland in 2006. From 2002 to 2006, Ms. Highland was Director of Product Development and Management in the Private Client Group for managed accounts, open and closed-end funds at BlackRock. From 1997 to 2002, she was Senior Vice President and Head of Wrap Fee Investments at PIMCO Allianz. Barak’s engagement is pursuant to an investment advisory management agreement dated October 31, 2006, with a one-year term (extendable for one year periods) subject to Blackhawk's right to terminate upon sixty (60) days notice, and has fees ranging from 0.50% to 1.80% of assets managed. Barak will manage assets of Blackhawk on a non-exclusive basis consistent with Blackhawk's business development company (“BDC”) investment guidelines and policies and consistent with the BDC provisions under the Investment Company Act of 1940, as amended.

Blackhawk has entered into an advisory agreement dated September 12, 2006 with Robert S. Tull, Jr. for a three-year term (the "Agreement"). Mr. Tull is Managing Director of Macro Securities. Prior to this, from 2000 to 2005, he was Vice President of New Product Development at the American Stock Exchange. Before this, he was Managing Director and Chief Operating Officer at Deutsche Bank USA. Prior to joining Deutsche Bank, Mr. Tull spent 14 years at Morgan Stanley. Under the Agreement, Mr. Tull will advise the Blackhawk Board of Directors on investments and have the following duties: advising Blackhawk’s Board of Directors on investment decisions and strategies, coordinating investment diversification in the strategies and analyzing investment opportunities with Blackhawk's investment adviser and having an advisory position on Blackhawk's Investment Commitment Committee (as of the date of this Preliminary Offering Circular, this Committee had not yet been formed). Pursuant to the Agreement, the Blackhawk board of directors will determine Mr. Tull’s compensation when it closes its Regulation E offering.

Item 1A. Risk Factors

No Fixed Investment Policy; No Investments to Date

We have no fixed policy as to the business or industry group in which we may invest or as to the amount or type of securities or assets that we may acquire. To date, we have not made any investments. We seek to assist our prospective investee companies and their management teams in devising realistic business strategies and obtaining necessary financing.

A Failure on Our Part to Maintain Our Status as a Business Development Company ("BDC") Would Significantly Reduce Our Operating Flexibility

If we do not continue to qualify as a BDC, we might be regulated as a non-BDC closed-end investment company under the Investment Company Act, which would significantly decrease our operating flexibility.

Our Ability to Grow Will Depend on Our Ability to Raise Capital

Blackhawk has raised only $17,994, net of expenses of $91,909, in equity capital and has borrowed $238,194 from Concorde, the largest stockholder of Blackhawk, of which $130,279 was converted into 13,027,900 shares of common stock by Concorde. We will need to periodically access the equity markets to raise cash to fund new investments. An inability to successful access the equity markets could limit our ability to grow our business and fully execute our business strategy. We cannot assure you that we will be able to raise adequate capital in the future.

Reliance on Strong Management Teams of Investee Companies

Blackhawk believes that it will be most likely to succeed in its investment strategies if its prospective investee companies have strong management teams. Generally, Blackhawk intends to focus as much or more on finding and supporting business executives who have the ability, entrepreneurial motivation and experience required to build independent companies with a significant potential for growth, as it will on identifying, selecting and financing investment opportunities based on promising ideas, products or marketing strategies. Consistent with this belief, Blackhawk believes it will be able to provide investee companies with managerial assistance. For example, we intend to encourage our investee companies to afford their management teams opportunities for meaningful equity participation and assist them in planning means to accomplish this result.

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

Blackhawk will attempt to reduce the level of its investment risks through one or more of the following factors:

•	carefully investigating potential investees;

•	financing only what it believes to be practical business opportunities, as contrasted to research projects;

•	selecting effective, entrepreneurial management for its investees;

•	providing managerial assistance and support to investees in areas, where the need is apparent;

•	obtaining, alone or with others, actual or working control of its investees;

•	supporting the investees in obtaining necessary financing, and, where feasible, arranging major contracts, joint ventures or mergers and acquisitions; and

•	where possible, maintaining sufficient capital resources to make follow-on investments where necessary, appropriate and feasible.

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

Purchase of penny stocks can be risky

In the event that a public market develops for the securities of Blackhawk, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule 15g-9 and Rule 3a51-1 which establish the definition of a "penny stock," for purposes relevant to Blackhawk, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq Small Cap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotation and investors' rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements. Prices for penny stocks are often not available and investors are often unable to sell such stock.

There is no agreement for any stock acquisitions and no minimum requirements for any stock acquisitions

As of the date of this Form 10-K, Blackhawk has no current arrangement, agreement or understanding with respect to engaging in an investment in a specific entity. There can be no assurance that Blackhawk will be successful in identifying and evaluating suitable business opportunities or in concluding an investment. No particular industry or specific business within an industry has been selected for a target company. Blackhawk has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria, which it will require a target company to have achieved, or without which Blackhawk would not consider an investment. Accordingly, Blackhawk may invest in a company which has no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that Blackhawk will be able to negotiate an investment on terms favorable to Blackhawk.

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

We May Change Our Investment Policies Without Further Shareholder Approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investee companies, we are not limited with respect to the minimum standard that any investee company must meet, nor the industries in which those investee companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock. Any investment made by Blackhawk must be consistent with the BDC provisions of the Investment Company Act.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. In the past, Blackhawk has borrowed money from its largest stockholder, Concorde, to fund its operating expenses and Concorde has agreed to fund operating expenses through December 31, 2007. However, there can be no assurance that Concorde will continue to lend money to Blackhawk after such date. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

Regulatory Oversight; Compliance Requirements

As a business development company, Blackhawk is subject to the provisions of Sections 55 through 65 of the Investment Company Act, and certain additional provisions of that Act made applicable to business development companies by Section 59 of that Act. Under these regulations, Blackhawk's investment policies are defined and subject to certain limitations. Furthermore, under Section 58 of that Act, Blackhawk may not withdraw its election to be so regulated without the consent of the holders of a majority of its issued and outstanding voting securities.

Blackhawk has no fixed policy as to any particular business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. Blackhawk may in the future invest in assets that are not qualifying assets as defined by Section 55 of the Investment Company Act; however, no such additional assets have been identified as of March 22, 2007, and Blackhawk does not intend to fall below the 70% requirement as set forth in Section 55 of that Act.

Blackhawk seeks to achieve its objectives in accordance with the following general policies:

•	Blackhawk intends to acquire securities through negotiated private placement transactions directly from the investee company, its affiliates, or third parties, or through open market transactions.

•
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

•	Blackhawk may make additional or "follow-on" investments in its investees, when appropriate to sustain the investees or to enhance or protect Blackhawk’s existing investment.

•
Blackhawk will determine the length of time it will retain its investment by evaluating the facts and circumstances of each investee and Blackhawk’s relationship with such investee. Blackhawk may retain its investments for a relatively long period, sometimes as long as five to ten years, with the result that its rate of portfolio turnover may be low. Investments may be retained until, in the sole opinion of Blackhawk, the investee company has a demonstrated record of successful operations and there is a meaningful public market for its securities which reflects the investment value Blackhawk sought (or such a market can be readily established) or until Blackhawk, in its sole discretion, decides that its investment is not likely to result in future long-term capital appreciation.

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

Difficulty in Valuing Investments and Portfolio Performance

Valuation-Policy Guidelines

Blackhawk's Board of Directors is responsible for the valuation of Blackhawk’s assets in accordance with its approved guidelines. Blackhawk's Board of Directors is responsible for recommending overall valuation guidelines and the valuation of the specific investments.

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

The appraisal method is used to value an investment position based upon a careful analysis of the best available outside information when there is no established public or private market in the investee company's securities and it is no longer appropriate to use the cost method. Comparisons are made using factors (such as earnings, sales or net worth) that influence the market value of similar public companies or that are used in the pricing of private transactions of comparable companies. Major discounts, usually 50%, are taken when private companies are appraised by comparing private companies to similar public companies. Liquidation value may be used when an investee company is performing substantially below plan and its continuation as an operating entity is in doubt. Under the appraisal method, the differences among companies in terms of the source and type of revenues, quality of earnings, and capital structure are carefully considered.

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

Changes in Regulatory Environment for Business Development Companies Under the Investment Company Act

Regulation - Business Development Companies

The following is a summary description of the Investment Company Act, as applied to business development companies. This description is qualified in its entirety by reference to the full text of the Act and the rules promulgated thereunder by the United States Securities and Exchange Commission (the "SEC").

The Small Business Investment Incentive Act of 1980 became law on October 21, 1980. This law modified the provisions of the Investment Company Act, that are applicable to a company, such as Blackhawk, which elects to be treated as a "business development company." Blackhawk elected to be treated as a business development company on September 20, 2004. Blackhawk may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities.

A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" and certain bankrupt or insolvent companies and must make available significant managerial assistance to its investee companies. An eligible portfolio company generally is a United States company that is not an investment company (except for wholly-owned SBIC's licensed by the U.S. Small Business Administration) and (1) does not have a class of securities included in the Federal Reserve Board's over-the-counter margin list, (2) is actively controlled by the business development company and has an affiliate of the business development company on its board of directors, or (3) meets such other criteria as may be established by the SEC. Control, under the Investment Company Act, as amended, is presumed to exist where the business development company, and its affiliates or related parties, own 25% or more of the issued and outstanding voting securities of the investee. The SEC recently adopted new rules expanding certain definitions of eligible portfolio companies. The SEC also reproposed for comment a rule that would expand the definition of eligible portfolio company to include certain publicly traded companies.

The Investment Company Act prohibits or restricts a registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that Blackhawk may acquire to "qualifying assets" and certain other assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of Blackhawk's assets consists of qualifying assets. The effect of this regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time Blackhawk acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of Blackhawk's initial acquisition of their securities but are no longer eligible, provided that Blackhawk has maintained a substantial portion of its initial investment in those companies; (4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. As of March 22, 2007, Blackhawk has not yet made any investments.

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

At times Blackhawk will not register portfolio securities for sale but will seek to sell and sometimes seek an exemption from registration. The most likely exemption available to Blackhawk is section 4(1) of the Securities Act, which, in effect, exempts sales of securities not involving a public distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities and in some cases a public sale, if the provisions of Rule 144 under the Securities Act, are complied with. Among other things, Rule 144 generally requires that securities be sold in "broker transactions," and imposes a one-year holding period prior to any resale of restricted securities.

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

Regular "C" corporations are currently taxed at a 35% rate on long-term capital gains under the Internal Revenue Code of 1986, as amended. A corporation generally may offset capital loss only against capital gain. Generally, if Blackhawk realizes a net capital loss for any taxable year, it can carry back such net capital loss only against capital gain. Such a net capital loss for any taxable year can generally be carried back to each of the three preceding taxable years, and then any unused portion thereof may be carried over into the subsequent taxable years for a period of five years. The above only addresses capital loss carryovers, and not net operating losses. If Blackhawk elects regulated investment company (RIC) treatment, the capital loss carryover period is 8 years, not 5, and there is no carry back period. Alternative minimum tax rate for corporations is at 20%, but that can only result in an increase of tax, not a decrease.

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

An in-kind distribution will be made only when, in the judgment of Blackhawk’s board of directors, it is in the best interest of Blackhawk's stockholders to do so. The board of directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on the investee's customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities. Securities of Blackhawk's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that Blackhawk may make an in-kind distribution of securities that are substantially liquid irrespective of the distributee's stockholder rights to sell such securities. Any such in-kind distribution would require stockholder approval only if the distribution represents substantially all of Blackhawk's assets. It is possible that Blackhawk may make an in-kind distribution of securities that have appreciated or depreciated from the time of purchase depending upon the particular distribution. Blackhawk has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any distributions will be made. As of March 22, 2007, no investments or distributions have been made.

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

Employees

As of December 31, 2006, Blackhawk had two employees.

Item 1B. Unresolved Staff Comments

This Section is not applicable.

Item 2. Properties

Blackhawk subleases office space at 14 Wall Street, 11th Floor, New York, New York from Concorde an affiliate of Blackhawk, at no cost to Blackhawk. The lease is on a month-to-month basis. Concorde intends to set the lease cost to market rates once Blackhawk has consummated a Regulation E offering or raised other capital.

Item 3. Legal Proceedings

Blackhawk is not a party in any legal proceedings. Blackhawk knows of no material legal proceedings pending or threatened, or judgments entered against any of its directors or officers in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Blackhawk is not listed on any principal United States market or exchange and is not yet traded.

Holders

At the date of this filing, there are approximately 107 holders of the Company's common stock.

Dividends

Blackhawk has paid no cash dividends on its common stock and for the foreseeable future has no plans to pay cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plan

Blackhawk does not have any equity compensation plans, or individual compensation arrangements with any employee, officer or director.

Sale of Unregistered Securities

On September 27, 2004, Blackhawk commenced an offering pursuant to Regulation E under the Securities Act. Pursuant to this offering, Blackhawk offered for sale a minimum of 750,000 shares and a maximum of 45,000,000 shares at $.01 per share. In December 2004, this offering was amended to extend the offering period to June 15, 2005. As of December 31, 2005, Blackhawk had sold 17,126,781 shares for a total of $171,268. Including 6,500,000 shares issued to founders of Blackhawk for $65, Blackhawk has issued a total of 23,626,781 shares of Common Stock for a total of $171,333. Proceeds from the sale of these shares was used for working capital and organizational and operating expenses.

Blackhawk Repurchase of Securities

In November 2005, Blackhawk rescinded a prior issuance of its preferred stock to its affiliate, Concorde, and repurchased all shares (8,500,000 shares) of its preferred stock from Concorde for $85, the original purchase price for the shares, and Blackhawk also rescinded a prior issuance of its common stock to several investors, and repurchased 4,500,000 shares of common stock from these investors for $45, representing the original purchase price of the shares.

Item 6. Selected Financial Data

The following selected financial and other data for the years ended December 31, 2006, December 31, 2005 and for the period from inception (April 22, 2004) to December 31, 2004 are derived from our financial statements which have been audited for the year December 31, 2005 and from inception (April 22, 2004) to December 31, 2004, by Paritz & Company, P.A. an independent registered public accounting firm whose report thereon is included with this Annual Report, and for the year ended December 31, 2006, by Eisner LLP, an independent registered public accounting firm whose report thereon is included with this Annual Report. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report.

BLACKHAWK CAPITAL GROUP BDC, INC.
SELECTED FINANCIAL DATA
Years Ended December 31, 2006, December 31, 2005 and
Period from Inception (April 22, 2004) through December 31, 2004

	Year Ended December 31, 2006	Year Ended December 31, 2005	For the Period Inception (April 22, 2004) Through December 31, 2004
Total Investment Income	$460	$1,139	$15
Total Expenses	(387,707)	(46,074)	(12,530)
Net Investment (Loss) and Net Decrease in Assets Resulting from Operations	(387,247)	(44,935)	(12,515)

Per Share Data:
Loss Per Common Share, Basic and Diluted:*	(0.01371)	(0.00220)	(0.00179)
Cash Dividend Declared	0	0	0

Total Assets	$9,637	$83,399	$101,235
Total Liabilities	306,061	61,423	96,953
Total Net Assets (Liabilities)	(296,424)	21,976	4,282

Other Data:
Total Return Per Share Based on Net Asset Value**	(1,474%)	(440%)	(17,900%)

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

Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with the presentation requirements of the AICPA Auditing and Accounting Guide for Investment Companies.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income or loss and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of investments.

Portfolio and Investment Activity

Blackhawk has not made any investment since its inception.

Investment Strategy

Blackhawk intends to make short-term and long-term debt and equity investments in companies with perceived growth potential. Blackhawk's Investment Committee intends to adopt a charter wherein these two criteria are weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, Blackhawk will prefer to make investments in companies where it can acquire at least a majority ownership interest in the outstanding capital of the portfolio company.

Results of Operations

Sales Revenues

From inception (April 22, 2004) through December 31, 2004, we had $0 revenues. We had a net loss of $12,515 for that same period.

From January 1, 2005 through December 31, 2005, we had $0 revenues. We had a net loss of $44,935 for that same period.

From January 1, 2006 through December 31, 2006, we had $0 revenues. We had a net loss of $387,247 for that same period.

General and Administrative Expenses

From inception (April 22, 2004) through December 31, 2004, general and administrative expenses were $12,530.

From January 1, 2005 through December 31, 2005, general and administrative expenses were $46,074.

From January 1, 2006 through December 31, 2006, general and administrative expenses were $ 387,707.

Other Income (Expenses)

For the period inception (April 22, 2004) through December 31, 2004, the Company achieved other income of $15.

For the period January 1, 2005 through December 31, 2005, the Company achieved other income of $1,139.

For the period January 1, 2006 through December 31, 2006, the Company achieved other income of $460.

Liquidity and Capital Resources

From inception (April 22, 2004) through December 31, 2006, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, Concorde.

In 2004, Blackhawk received $65 from the founders and $20,919 from the sale of stock under its Regulation E offering.

In 2005, Blackhawk received $88,917 from the sale of stock under its Regulation E offering.

During 2004, 2005 and 2006, Blackhawk borrowed $21,069, $88,917 and $133,005 respectively, from Concorde to fund the formation of Blackhawk, offering costs for the offering plan and operating expenses. Of the amount borrowed in 2006, $100,000 was evidenced by a demand convertible note bearing interest at 8.25% per annum convertible after November 1, 2006 into common stock of Blackhawk at a price of $1.00 per share or the price per share of Blackhawk's next Regulation E offering. The balance of borrowings were non-interest bearing and are due on demand. The borrowings were approved unanimously by the Board of Directors of Blackhawk as fair and in the best interest of Blackhawk.

At December 31, 2006 and 2005 outstanding non-interest bearing borrowings due to Concorde amounted to $8,000 and $ 43,842, respectively.

On June 21, 2006, Blackhawk entered into an Exchange Agreement ("Exchange Agreement") with Concorde, the largest stockholder and affiliate of Blackhawk, pursuant to which a promissory note (the "Note") issued by Blackhawk on May 3, 2006 to Concorde in the principal amount of $68,847 was exchanged for 6,884,700 shares ("Shares") of the common stock, par value $.00001 per share ("Common Stock") of Blackhawk. The Shares are "restricted securities" as defined in Rule 144 of the Securities Act. Pursuant to the Exchange Agreement, Concorde acquired 6,884,700 shares ("Shares") of the Common Stock of Blackhawk in exchange for the Note. The stock has issued in the exchange at $.01 per share. This exchange took place pursuant to Section 3(a)(9) of the Securities Act as an exchange by an issuer with an existing security holder where no commission or other remuneration was paid or given to Concorde or any other party for soliciting such exchange. The Shares are "restricted securities" under the Securities Act. This transaction was approved by all of the directors of Blackhawk pursuant to action by unanimous written consent as fair and in the best interests of Blackhawk and its stockholders.

Concorde converted a portion of amount due from Blackhawk totalling $61,432 into 6,143,200 shares of Common Stock at the offering price of $.01 per share in 2005.

On April 23, 2004, Blackhawk issued 8,500,000 shares of Series A preferred stock and 11,000,000 shares of common stock to its founders at $.00001 per share for a total of $195. Between September 27, 2004 and December 31, 2005, Blackhawk sold 17,126,781 shares of its common stock at $.01 per share for a total of $171,267.81. These shares were sold pursuant to an offering under Regulation E under the Securities Act. On November 9, 2005, the board of directors rescinded the issuance of shares of preferred stock to Concorde. Blackhawk refunded to Concorde the $85 that Concorde paid for the shares. Concorde waived any rights it may have against Blackhawk in connection with the issuance and stated that it will not assert any claim against Blackhawk. On November 12, 2005, certain investors returned 4,500,000 shares of common stock and were refunded $45 on March 22, 2006. Each investor waived any rights he or she may have against Blackhawk in connection with the issuance and stated that he or she will not assert any claim against Blackhawk. On November 29, 2005, Blackhawk amended its Certificate of Incorporation in the State of Delaware to eliminate the right to issue preferred shares. As of November 29, 2005, all outstanding shares are common shares.

Blackhawk has a net loss for the year ended December 31, 2006, liabilities in excess of assets at December 31,2006 and has not yet invested in eligible companies. Blackhawk intends to raise capital through a proposed offering and access the equity markets to raise cash to fund investments. Since inception, Blackhawk's operations have been principally funded by Concorde. Blackhawk is presently dependent on Concorde to provide capital and liquidity needs. Concorde has agreed to provide sufficient capital to operate through December 31, 2007.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates and the valuation of investments.

Interest Rate Risk

This Section is not applicable. Blackhawk does not have any interest-bearing liabilities at this time.

Portfolio Valuation

Blackhawk intends to use the U.S. Private Equity Valuation Guidelines ("Guidelines") to provide its managers with a framework for valuing investments in portfolio companies at fair value and to provide greater consistency within the private equity industry with regard to valuation. These Guidelines are intended to assist managers in their estimation of fair value and are intended to be consistent with GAAP. Blackhawk has made no investments to date.

Item 8. Financial Statements and Supplementary Data

The response to this is enclosed in a separate section of this report, see page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

On February 23, 2006, Concorde, a founder and shareholder of Blackhawk and a control person of Blackhawk, as defined in Section 2(a)(1) of the Investment Company Act, retained on behalf of Blackhawk SEC3 Compliance Consultants ("SEC3"), compliance consultants for companies operating under the Investment Company Act, to assist and to review Blackhawk’s current compliance program, recommend improvements to the program, and implement a new compliance program. Concorde is liable for payments for services rendered under Blackhawk's consulting agreement with SEC3.

On March 24, 2006, the board of directors unanimously agreed to reimburse Concorde for expenses incurred with SEC3, related to the business of Blackhawk for the fiscal year ending December 31, 2006, to assist Blackhawk in complying with the regulations under the Investment Company Act. Furthermore, the board agreed to retain SEC3, compliance consultants for Blackhawk for the fiscal year ending December 31, 2006, to assist Blackhawk's acting chief compliance officer in complying with the regulations under the Investment Company Act.

Disclosure Controls and Procedures

Blackhawk's principal executive officer and acting principal financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Blackhawk and have:

•
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to Blackhawk is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

•
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

•	evaluated the effectiveness of Blackhawk's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

Based on their evaluation as of the Evaluation Date, their conclusion about the effectiveness of the disclosure controls and procedures was that nothing indicated:

•	any significant deficiencies in the design or operation of internal controls which could adversely affect Blackhawk's ability to record, process, summarize and report financial data;

•	any fraud, whether or not material, that involves management or other employees who have a significant role in Blackhawk's internal controls; or

•
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

Item 9B. Other Information

This Section is not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information concerning our directors and executive officers:

Name and Address	Age	Position Held with Company
Dr. Craig A. Zabala(1)	55	President, Chief Executive
P.O. Box 360		Officer, Acting Chief
Greene Street Station		Financial Officer, Acting
New York, New York 10012		Chief Compliance Officer, Secretary, Chairman

Robert M. Fujii(2)(3)	57	Vice President
1624 Acton Street
Berkeley, California 94702

Robert J. Francis(3)	36	Director
5416 South 161st Street Omaha, NE 68135

Janet Buxman Kurihara(3)	48	Director
11007 North Cottontail Lane
Parker, Colorado 80138

Name and Address	Age	Position Held with Company
Randy Tejral(3)	51	Director
6529 Pine Ridge Road
Elkhorn, Nebraska 68022

Mick Woodwards(1)(3)	48	Director
4849 Woodruff Avenue
Lakewood, California 90713

(1)	Control person as defined in Section 2(a)(1) of the Investment Company Act.

(2)	Resigned as Chief Financial Officer on March 17, 2006; assumed the position of Vice President on March 24, 2006.

(3)	Minority shareholder of The Concorde Group, Inc.

The following is a brief summary of the background of each executive officer and director:

Dr. Craig A. Zabala is the founder, Chairman, President, and Chief Executive Officer and acting Chief Financial Officer and acting Chief Compliance Officer of Blackhawk. He is the founder, Chairman, President and Chief Executive Office of The Concorde Group, Inc. He is also the founder, President and Chief Executive Officer of DBL Holdings, LLC (d/b/a Drexel Burnham Lambert). He was a Scholar in Residence and Visiting Lecturer at The Zicklin School of Business and the Department of Finance, Graduate School, Baruch College, City University of New York, where he taught an MBA course on Entrepreneurial Strategy and an M.S. degree in Finance course on Special Topics in Investment Banking.

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

Robert M. Fujii is a Vice President at Blackhawk. He also holds positions as Chief Financial Analyst of The Concorde Group, Inc. and Acting Chief Financial Officer of Concorde Commercial Finance, LLC. Mr. Fujii was previously a financial consultant for Craig A. Zabala & Company, a business consulting company in New York City. From 1992 to 1993, Mr. Fujii worked as a financial analyst for Nichirei Foods America sales office in San Francisco. From 1979 to 1992, Mr. Fujii worked as the Supervisor of Budgets and General Accounting for Varian Associates, Inc., a manufacturer of scientific measuring instruments, located in Walnut Creek, California. He received his BA in Biochemistry in 1971 from the University of California at Berkeley and an MBA in International Business and Finance from the Haas School of Business, University of California at Berkeley in 1993.

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

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and by acting pursuant to unanimous written consent without a meeting. From January 1, 2006 to December 31, 2006, the Board of Directors did not hold meetings in person or by teleconference. During 2006, the Board of Directors also acted by unanimous written consent ten (10) times.

Blackhawk does not have any board committees, including an audit committee.

Blackhawk does not have a nominating committee or committee performing similar functions. Blackhawk's Board of Directors believes that it is appropriate for Blackhawk not to have such a committee because of the costs associated with such process and that Blackhawk has not yet raised significant capital or made its first investment. All directors participate in the consideration of director nominees.

Blackhawk does not have any procedures by which security holders may recommend nominees to its board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of filings with the Securities and Exchange Commission, we believe that all our directors, executive officers and 10% beneficial owners complied during fiscal 2006 with the reporting requirements of Section 16(a) of the Exchange Act, with the exception of: each of Craig A. Zabala and Concorde made one late Form 4 filing concerning a debt conversion by Concorde into shares of common stock of Blackhawk due to administrative error.

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

Code of Ethics

Blackhawk has adopted a Code of Ethics under Rule 17j-1 of the Investment Company Act that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents that Blackhawk files with, or submits to, the Commission and in other public communications made by the issuer;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

•	accountability for adherence to the code.

The Board of Directors voted by unanimous written consent on August 17, 2006 to amend and restate the Code of Ethics to include additional compliance provisions applicable to Blackhawk's directors, officers and employees recommended by a consulting firm specializing in SEC compliance matters for business development companies registered under the Investment Company Act of 1940, as amended, such as Blackhawk. The Company does not have an audit committee.

Blackhawk hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the Chairman of the Board of Directors at Blackhawk Capital Group BDC, Inc., 14 Wall Street, 11th Floor, New York, New York 10005.

Item 11. Executive Compensation

Since its inception (April 2004), Blackhawk has not paid any compensation to its executive officers or directors, except to Brad Silver, a former officer and director of Blackhawk who resigned on December 8, 2005, was paid $12,000 in consulting fees to assist Blackhawk in extraordinary administration duties during fiscal year 2005. Blackhawk does not presently have and never has had any stock option plans, equity incentive or award plans, pension or retirement plans, non-qualified deferred compensation plans, director compensation plans, or any other similar plan.

Blackhawk's Board of Directors does not have a standing compensation committee or committee performing similar functions. It is the view of the Board of Directors that it is inappropriate for Blackhawk to have such a committee because Blackhawk to date has not raised any significant capital, has not made its first investment and except as noted in the previous paragraph, has not paid any compensation to its officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by Blackhawk to be the beneficial owner of five percent or more of the common stock of Blackhawk, all directors and executive officers individually and all directors and executive officers of Blackhawk as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Class

Dr. Craig A. Zabala	1,832,500	(1)(2)	6.01%
P.O. Box 360
Greene Street Station
New York, New York 10012

The Concorde Group, Inc.	10,184,700	(3)	33.38%
14 Wall Street, 11th Floor
New York, New York 10005

Robert M. Fujii(4)	500,000		1.64%
1624 Acton Street
Berkeley, California 94702

Robert J. Francis(4) 5416 South 161st Street Omaha, Nebraska 68135	0		0%

Janet Buxman Kurihara(4)	0		0%
11007 North Cottontail Lane
Parker, Colorado 80138

Randy Tejral(4) 6529 Pine Ridge Road Elkhorn, Nebraska 68022	0		0%

Mick Woodwards(4)	1,320,269		4.33%
4849 Woodruff Avenue Lakewood, California 90713

Doreen McCarthy(5) 426 Broome Street New York, NY 10013	2,345,000		7.69%

All Executive Officers and	3,652,769		11.97%
Directors as a Group (6 Persons)

(1)
Excludes 10,184,700 shares of common stock and held by The Concorde Group, Inc. of which Dr. Zabala is the control person. Includes 100,000 shares held in Uniform Transfer to Minors accounts for Dr. Zabala's two nieces.

(2)	Dr. Craig A. Zabala may be deemed to be a control person of Blackhawk as defined in Section 2(a)(1) of the Investment Company Act of 1940, as amended.

(3)	Dr. Craig A. Zabala is an officer, director and controlling stockholder of The Concorde Group, Inc.

(4)	The individual listed is a less than one percent (1%) shareholder of The Concorde Group, Inc.

(5)	An aggregate of 145,000 shares are held in UTMA accounts for Ms. McCarthy's nieces, nephews and close family friends.

Item 13. Certain Relationships and Related Transactions

Concorde owns 10,184,700 shares of Blackhawk Common Stock, representing 33.38% of the outstanding shares of Common Stock. Craig A. Zabala, Chairman and President of Concorde, is also Chairman and President of Blackhawk, and controls Concorde through his 73% stock ownership of Concorde. He also owns or controls 1,832,500 shares of Blackhawk Common Stock, representing 6.01% of the outstanding shares of Blackhawk Common Stock. Concorde and Zabala may be deemed to control Blackhawk.

On June 21, 2006, Blackhawk entered into an exchange agreement with Concorde, a stockholder and affiliate of Blackhawk, pursuant to which a promissory note issued by Blackhawk on May 3, 2006 to Concorde in the principal amount of $68,847.00 was exchanged for 6,884,700 shares of the common stock of Blackhawk. The shares are "restricted securities" as defined in Rule 144 of the Securities Act. Pursuant to the exchange agreement, Concorde acquired 6,884,700 shares of the Common Stock of Blackhawk in exchange for the note. The stock was issued in the exchange at $.01 per share. This exchange took place pursuant to Section 3(a)(9) of the Securities Act as an exchange by an issuer with an existing security holder where no commission or other remuneration was paid or given to Concorde or any other party for soliciting such exchange.

On August 1, 2006, Blackhawk issued a convertible note in the principal amount of $100,000 to Concorde. The note evidences a loan from Concorde to Blackhawk to fund a portion of expenses incurred by Blackhawk consisting of legal fees and expenses, accounting fees and expenses, and consulting fees for SEC compliance consulting. The note is repayable upon demand and bears interest at the annual rate of 8.25%. The note is convertible into shares of common stock of Blackhawk at a conversion rate of one share of common stock per $1.00 of principal amount of note converted, which is the offering price per share in Blackhawk's next current Regulation E. The note was issued in a private placement transaction exempt from registration under Section 4(2) of the Securities Act. Upon conversion of the note, the shares will be "restricted securities" as defined in Rule 144 of the Securities Act. The transaction was approved by unanimous written consent by the Board of Directors of Blackhawk as being fair and in the best interests of Blackhawk.

Review, Approval or Ratification of Transactions with Related Persons

Blackhawk has a Code of Ethics which governs, in part, review, approval and ratification of transactions between Blackhawk and an affiliated party. Blackhawk also complies with the provisions of the Investment Company Act applicable to transactions by a business development company and an affiliated or related party. All affiliated transactions must be approved by all of the independent directors of Blackhawk and be fair and reasonable to Blackhawk and its stockholders.

Director Independence

The Board of Directors has determined that all of the directors except Craig A. Zabala are "independent" under NASDAQ Corporate Governance Listing Standards, as well as in the assessment of the Board of Directors. Blackhawk does not have any audit, compensation, nominating or governance committee of the Board of Directors. The Board of Directors based this determination on a review of the responses of the directors and executive officers to oral questions regarding employment and compensation history, affiliations and family and other relationships and on discussions with directors.

Item 14. Principal Accountant Fees and Services

1.	AUDIT FEES

The aggregate fees billed by Eisner LLP for professional services rendered for the audit of our financial statements for fiscal year 2006 were $15,000.

The aggregate fees billed by Paritz & Company, P.A. for professional services rendered for the audit of our financial statements for fiscal year 2005 were $3,915.

2.	AUDIT-RELATED FEES

The aggregate fees billed during the period of December 31, 2006 for assurance and related services by Eisner LLP that are reasonably related to the performance of the audit or review of Blackhawk's financial statements was $0.

The aggregate fees billed during the year ended December 31, 2005 for assurance and related services by Paritz & Company, P.A. that are reasonably related to the performance of the audit or review of Blackhawk's financial statements was $0.

3.	TAX FEES

The aggregate fees billed for the period ended December 31, 2006 for professional services rendered by Eisner LLP for tax compliance, tax advice and tax planning was $0.

The aggregate fees billed for the year ended December 31, 2005 for professional services rendered by Paritz & Company, P.A. for tax compliance, tax advice, and tax planning was $0.

4.	ALL OTHER FEES

The aggregate fees billed for the year ended December 31, 2006 by Eisner LLP other than services reported above was $0.

The aggregate fees billed for the fiscal year ended December 31, 2005 for products and services provided by Paritz & Company, P.A., other than the services reported above was $0.

5.	PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by Blackhawk to render audit or non-audit services, the engagement is nominated and approved by Blackhawk's board of directors.

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits

10.1
Investment Advisory Agreement dated October 31, 2006 between Blackhawk and Barak Asset Management LLC (filed as Exhibit 10.1 to Blackhawk's Form 10-Q for the fiscal quarter ended September 30, 2006 filed with the SEC on November 13, 2006)

10.2
Sub-Advisory Agreement dated September 12, 2006 between Blackhawk and Robert S. Tull, Jr. (filed as Exhibit 10.2 to Blackhawk's Form 10-Q for the fiscal quarter ended September 30, 2006 filed with the SEC on November 13, 2006)

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

Dated: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig A. Zabala	/s/ Robert M. Fujii
Craig A. Zabala	Robert M. Fujii
Chairman, President and Chief Executive Officer	Vice President

Dated: March 23, 2007	Dated: March 23, 2007

/s/ Craig A. Zabala	/s/ Robert J. Francis
Craig A. Zabala	Robert J. Francis
Acting Chief Financial Officer Principal Accounting Officer	Director

Dated: March 23, 2007	Dated: March 23, 2007

/s/ Janet Buxman Kurihara	/s/ Randy Tejral
Janet Buxman Kurihara	Randy Tejral
Director	Director

Dated: March 23, 2007	Dated: March 23, 2007

/s/ Mick Woodwards
Mick Woodwards
Director

Dated: March 23, 2007

BLACKHAWK CAPITAL GROUP BDC INC.

INDEX TO FINANCIAL STATEMENTS

Pages
REPORTS OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRMS	F-1 & F-2

STATEMENTS OF ASSETS AND LIABILITIES AS OF
DECEMBER 31, 2006 AND 2005	F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005 AND THE PERIOD FROM
INCEPTION (APRIL 22, 2004) TO DECEMBER 31, 2004	F-4

STATEMENTS OF CHANGES IN NET ASSETS FOR THE
YEARS ENDED DECEMBER 31, 2006 AND 2005 AND
THE PERIOD FROM INCEPTION (APRIL 22, 2004) TO
DECEMBER 31, 2004	F-5

STATEMENTS OF STOCKHOLDERS’ EQUITY (CAPITAL
DEFICIT) FOR THE PERIOD FROM INCEPTION (APRIL 22,
2004) TO DECEMBER 31, 2006	F-6

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED
DECEMBER 31, 2006 AND 2005 AND THE PERIOD FROM
INCEPTION (APRIL 22, 2004) TO DECEMBER 31, 2004	F-7

NOTES TO FINANCIAL STATEMENTS	F-8 to F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Blackhawk Capital Group BDC, Inc.

We have audited the accompanying statement of assets and liabilities of Blackhawk Capital Group BDC, Inc. as of December 31, 2006, and the related statements of operations, changes in net assets, capital deficit, cash flows and the financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Blackhawk Capital Group BDC, Inc. as of December 31, 2006, the results of its operations, the changes in its net assets, the changes in its capital deficit, its cash flows and financial highlights for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York

March 22, 2007

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blackhawk Capital Group BDC Inc.
New York, New York

We have audited the accompanying statement of assets and liabilities of Blackhawk Capital Group BDC Inc. as of December 31, 2005 and the related statements of operations, changes in net assets, stockholders’ equity and cash flows for the year ended December 31, 2005 and the period from inception (April 22, 2004) to December 31, 2004 and the financial highlights for the year ended December 31, 2005 and for the period from inception (April 22, 2004) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Blackhawk Capital Group BDC Inc. as of December 31, 2005 and the results of its operations and its cash flows and the changes in its net assets and its financial highlights for the year ended December 31, 2005 and the period from inception (April 22, 2004) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.

Hackensack, New Jersey
March 27, 2006

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31,
	2006	2005
ASSETS:
Cash	$637	$77,877
Prepaid insurance	9,000	5,522

TOTAL ASSETS	9,637	83,399

LIABILITIES
Convertible note payable to affiliated company, including interest of $4,125	$104,125	$-
Due to affiliated company	8,000	43,842
Accrued expenses	193,936	17,536
Due to former stockholder in connection with stock rescission	-	45
TOTAL LIABILITIES	306,061	61,423

NET ASSETS (LIABILITIES)
Common stock, par value $.00001 per share
1,000,000,000 shares authorized,
30,511,481 and 23,626,781 shares issued
and outstanding in 2006 and 2005, respectively	305	236
Additional paid-in capital	147,968	79,190
Accumulated net investment loss	(444,697)	(57,450)
TOTAL NET ASSETS (LIABILITIES)	(296,424)	21,976

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)	$9,637	$83,399

NET (LIABILITIES) ASSETS PER COMMON SHARE	$(.00972)	$.00093

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,		FROM INCEPTION (APRIL 22, 2004) TO
	2006	2005	DECEMBER 31, 2004
INVESTMENT INCOME:
Interest income	$460	$1,139	15

TOTAL INVESTMENT INCOME	460	1,139	15

EXPENSES:
Professional fees	315,222	19,171	10,560
Consulting fees	21,502	12,000	-
Filing fees	12,914	8,848	1,970
Insurance	33,360	5,145	-
Interest expense	4,125	-	-
Other	584	910

TOTAL EXPENSES	387,707	46,074	12,530

NET INVESTMENT (LOSS) AND NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(387,247)	$(44,935)	$(12,515)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01371)	$(0.00220)	$(.00179)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	28,248,018	20,436,775	6,978,491

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF CHANGES IN NET ASSETS

	YEAR ENDED DECEMBER 31,		FROM INCEPTION (APRIL 22, 2004) TO
	2006	2005	DECEMBER 31, 2004
DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(387,247)	$(44,935)	$(12,515)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	(387,247)	(44,935)	(12,515)

CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock sold	-	88,917	21,069
Conversion of a portion of amounts owed
to affiliate into common stock	68,847	61,432	-
Offering costs	-	(87,635)	(4,272)
Rescission of preferred stock - founder	-	(85)	-

NET INCREASE IN NET ASSETS FROM
CAPITAL STOCK TRANSACTIONS	68,847	62,629	16,797

TOTAL (DECREASE) INCREASE IN NET ASSETS	(318,400)	17,694	4,282

NET ASSETS - BEGINNING OF YEAR	21,976	4,282	-

NET (LIABILITIES) ASSETS END OF YEAR	$(296,424)	$21,976	$4,282

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
STATEMENTS OF STOCKHOLDERS‘ EQUITY (CAPITAL DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 22, 2004) TO DECEMBER 31, 2006

		COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID-IN	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS
Sale of formation stock to Founders ( at $.00001 per shares)	$150	6,500,000	$65	8,500,000	$85	$-	$-

Sale of Stock pursuant to Offering plan ( at $0.01 per share)	20,919	2,091,901	21	-	-	20,898	-

Offering Costs	(4,272)	-	-	-	-	(4,272)	-

Net loss	(12,515)	-	-	-	-	-	(12,515)

Balance - December 31, 2004	4,282	8,591,901	86	8,500,000	85	16,626	(12,515)

Sale of stock pursuant to offering plan (at $.01 per share)	88,917	8,891,680	89	-	-	88,828	-

Conversion of a portion of amount owed to affiliate (at $.01 per share)	61,432	6,143,200	61	-	-	61,371	-

Rescinded preferred stock from founder (at $0.00001 per share)	(85)	-	-	(8,500,000)	(85)	-	-

Offering costs	(87,635)	-	-	-	-	(87,635)	-

Net Loss	(44,935)	-	-	-	-	-	(44,935)

Balance-December 31, 2005	21,976	23,626,781	236			79,190	(57,450)

Net loss	(387,247)	-	-	-	-	-	(387,247)

Conversion of a portion of amount owed to affiliate (at $.01 per share)	68,847	6,884,700	69	-	-	68,778	-

Balance - December 31, 2006	$(296,424)	30,511,481	$305	-	$-	$147,968	$(444,697)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,		FROM INCEPTION (APRIL 22, 2004) TO
	2006	2005	DECEMBER 31, 2004
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in
net assets resulting from operations	$(387,247)	$(44,935)	$(12,515)
Adjustments to reconcile net decrease:
Increase in accrued expenses and interest	180,525	12,536	5,000
Increase in prepaid expenses	(3,478)	(5,522)	-
NET CASH USED IN OPERATING
AND INVESTING ACTIVITIES	(210,200)	(37,921)	(7,515)

CASH FLOWS FROM FINANCING ACTIVITIES:

Offering costs	-	-	(4,272)
Deferred offering costs	-	-	(87,635)
Net proceeds from the issuance of stock	-	88,917	21,069
Advance from affiliated company	33,005	13,281	91,908
Proceeds from issuance of convertible note to affiliated company	100,000	-	-
Due to former stockholder in connection with common stock rescission	(45)	-	45

NET CASH PROVIDED BY FINANCING ACTIVITIES	132,960	102,198	21,115

NET (DECREASE) INCREASE IN CASH	(77,240)	64,277	13,600

CASH - BEGINNING OF YEAR	77,877	13,600	-

CASH - END OF YEAR	$637	$77,877	$13,600

Non-cash financing activities:
Conversion of amount due affiliated company into Common stock	$68,847	$61,432	$-

Rescinded preferred stock	$-	$85	$-

Deferred offering costs charged to additional paid-in capital	$-	$87,635	$-

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

The Company has a net loss for the year ended December 31, 2006, liabilities in excess of assets at December 31, 2006 and has not yet invested in eligible companies. The Company intends to raise capital through a proposed offering and access the equity markets to raise cash to fund investments. Since inception, the Company’s operations have been principally funded by The Concorde Group Inc. (“Concorde”), a corporation controlled by the founder and an affiliate of the Company. The Company is presently dependent on Concorde to provide capital and liquidity needs. Concorde has agreed to provide sufficient capital to operate through December 31, 2007.

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

Offering costs

These costs represent expenses incurred in connection with the preparation of the offer circular dated September 15, 2004, and are comprised of legal fees ($85,000), accounting fees ($5,000) and filing fees ($1,907). These costs were charged to additional paid-in capital proportionately as shares were sold and the remaining balance was written off in September 2005.

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

On November 9, 2005 the Board of Directors rescinded the issuance of shares of preferred formation stock to The Concorde Group Inc. The Company refunded to Concorde the $85 that Concorde paid for the shares. Concorde waived any rights it may have against Blackhawk in connection with the issuance and stated that it will not assert any claim against the Company. On November 12, 2005 certain investors returned 4,500,000 shares of common stock and refunded $45 to the investors in 2006. Each investor waived any rights he or she may have against Blackhawk in connection with the issuance and stated that he or she will not assert any claim against the Company. On November 29, 2005, Blackhawk amended the Certificate of Incorporation in the State of Delaware to eliminate the right to issue preferred shares. As of November 29, 2005 all shares are to be common shares.

During 2006 and 2005 amount due to affiliates of $68,847 and $61,432 was converted into 6,884,700 and 6,143,200 shares of common stock (at $.01 per share), respectively.

3	INCOME TAXES

Blackhawk has available net operating loss carryforwards for income tax purposes of approximately $445,000, portions of which expire in 2024, 2025 and 2026.

The Company has a deferred tax asset of approximately $151,000 resulting from available net operating loss carryforwards. Since Blackhawk has no operating history, a 100% valuation allowance has been provided.

4	RELATED PARTY TRANSACTIONS

During 2004, 2005 and 2006 the company borrowed $ 21,069, $ 88,917 and $ 133,005, respectively, from Concorde to fund the formation of Blackhawk, offering costs for the offering plan and operating expenses. Of the amount borrowed in 2006, $100,000 was evidenced by a demand convertible note bearing interest at 8.25% per annum convertible after November 1, 2006 into common stock of the company at a price of $1.00 per share or the price per share of the Company’s next Regulation E offering. The balance of borrowings were non-interest bearing and are due on demand. The borrowings were approved unanimously by the Board of directors of Blackhawk as fair and in the best interest of Blackhawk.

In 2006 and 2005, the Board of Directors unanimously voted to allow Concorde to convert amounts due to Concorde of $ 68,847 (evidenced by a non-interest bearing promissory note due on demand) and $ 61,432, respectively into 6,884,700 and 6,143,200 shares respectively of common stock at $.01 per share, which was the offering price set forth in Blackhawk’s Form 1-E and its Offering Circular, which the Board of Directors approved unanimously and determined was in the fair and best interest of Blackhawk.

At December 31, 2006 and 2005, outstanding non-interest bearing borrowings due to Concorde amount to $ 8,000 and $43,842, respectively.

Blackhawk paid a consulting fee of $12,000 to a former vice president and stockholder of the Company during the year ended December 31, 2005.

The Company shares office space and other administrative functions with Concorde at no charge to the Company. The Company expects to pay fair market value for such services on a prospective basis following the close of its next offering.

5	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2006 and 2005 and the period from inception ( April 22,2004) to December 31,2004.

	YEAR ENDED DECEMBER 31,		FROM INCEPTION (APRIL 22, 2004) TO
	2006	2005	DECEMBER 31, 2004
Per Share Data:
Net asset value - beginning of period	$0.00093	$0.00050	$0.00001

Net investment loss *	(0.01371)	(0.00220)	(0.00179)
Issuance of common stock	0.01000	0.00417	0.00796
Net realized and unrealized gain(loss)**	(0.00694)	(0.00154)	(0.00568)

Net asset (liability) value - end of period	(0.00972)	0.00093	.00050

Total return based on net asset value ***	(1,474%)	(440%)	(17,900%)

Common shares outstanding - end of period****	30,511,481	23,626,781	8,591,901

Ratio/Supplemental Data:
Net assets (liabilities) - end of period	$(296,424)	$21,976	$4,282

Ratio of net investment loss to average net assets*****	(3,524%)	(91%)	(1,212%)

Ratio of operating expenses to average net assets*****	(3,358%)	94%	1,213%

*	Calculated based on average shares outstanding during period

**	Net realized and unrealized gain(loss) represents the dilutive effect of share issuance This caption used per the AICPA Audit and Accounting Guide for investment Companies Section 7.74 (c)

***	Total returns for periods of less than one year are not annualized

****	Common shares outstanding are reduced by rescinded shares

*****	Annualized for periods less than one year

6	OTHERS

Blackhawk has retained Sanders Morris Harris Inc., a Texas corporation ("SMH") as placement agent in connection with a planned private placement offering pursuant to an agreement with SMH dated October 31, 2006 ("SMH Agreement"). SMH is conducting the offering on a "best efforts" basis. In return for SMH’s services, Blackhawk will pay SMH a cash fee equal to nine percent (9%) of any securities placed by SMH (consisting of a two percent (2%) advisory fee and seven percent (7%) placement agent fee.) Blackhawk must also reimburse SMH for its expenses. The SMH Agreement has a term of one year (1) year, and may be extended for a period up to (1) year, and contains customary indemnification and confidentiality provisions. On March 14, 2007, SMH and Blackhawk entered into an addendum (“Addendum”) to the SMH agreement. The Addendum principally provides that (i) the maximum to be raised in the offering is $5,000,000, and the minimum is $500,000; (ii) Westrock Advisers, Inc. (“WAI”) shall be sales agent for the offering; (iii) the compensation to be received by WAI in the offering will be the same as SMH; and (iv) SMH will not receive any placement agent or advisory fees on any securities placed by WAI and paid to WAI by Blackhawk.

Blackhawk has engaged Barak Asset Management, LLC, a Delaware limited liability company ("Barak") and an investment adviser registered under the Investment Advisers Act of 1940 ("Advisers Act"), to serve as an investment adviser to Blackhawk and manage its portfolio of investments, at such time as when the Company has portfolio investments. Such engagement is pursuant to an investment advisory management agreement dated October 31, 2006, with terms of one-year term (extendable for one year periods) subject to Blackhawk's right to terminate upon sixty (60) days notice, and has fees ranging from 0.50% to 1.80% of assets managed. Barak will manage assets of Blackhawk on a non-exclusive basis consistent with Blackhawk's investment guidelines and policies set forth herein.

Blackhawk has entered into an advisory agreement dated September 12, 2006 with Robert S. Tull, Jr. for a three-year term. Mr. Tull will advise the Board of Directors of Blackhawk on investments and have the following duties: advising the Board on investment decisions and strategies, coordinating investment diversification in the strategies and analyzing investment opportunities with the Company's investment adviser and having an advisory position on the Company's Investment Commitment Committee, which it intends to form in connection with a Preliminary Offering Circular. Pursuant to the terms of the advisory agreement, Mr. Tull's compensation will be determined by the board of directors of Blackhawk when this offering closes.

7	SUBSEQUENT EVENTS

Through March 22, 2007, Concorde advanced $12,500 to Blackhawk for operating expenses in 2007.