Form 10-Q
period 2007-03-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2007-05-10
CIK 1294345

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden
hours per response…192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on May 9, 2007
Common Stock, $0.00001 par value	30,511,481

SEC 1296 (12-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	MARCH 31, 2007	DECEMBER 31, 2006
	(Unaudited)
ASSETS
Cash	$407	$637
Prepaid insurance	3,600	9,000

TOTAL ASSETS	$4,007	$9,637

LIABILITIES
Convertible loan payable, including interest of $6,990 and $4,125, respectively	$106,990	$104,125
Due to affiliated company	20,500	8,000
Accrued expenses	270,729	193,936
TOTAL LIABILITIES	398,219	306,061

NET ASSETS (LIABILITIES)
Common stock, par value $.00001 per share
1,000,000,000 shares authorized,
30,511,481 shares issued and
outstanding in 2007 and 2006, respectively	305	305
Additional paid-in capital	147,968	147,968
Accumulated net investment loss	(542,485)	(444,697)
TOTAL NET LIABILITIES	(394,212)	(296,424)

TOTAL LIABILITIES AND NET LIABILITIES	$4,007	$9,637

NET LIABILITIES VALUE PER COMMON SHARE	$(.01292)	$(.00972)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
INVESTMENT INCOME
Interest income	$-	$287
TOTAL INVESTMENT INCOME	-	287

EXPENSES
Professional fees	87,525	76,608
Consulting fees	-	13,192
Filing fees	1,907	3,216
Insurance	5,491	2,503
Interest expense - affiliate	2,865	-
TOTAL EXPENSES	97,788	95,519

NET INVESTMENT (LOSS) AND NET
DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(97,788)	$(95,232)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00320)	$(0.00403)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	30,511,481	23,626,781

 See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

	THREE MONTHS ENDED MARCH 31, 2007	YEAR ENDED DECEMBER 31, 2006
	(Unaudited)
DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(97,788)	$(387,247)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	(97,788)	(387,247)

CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock sold	-	-
Conversion of a portion of amounts owed
to affiliate into common stock	-	68,847
Offering costs	-	-
Rescission of preferred stock - founder	-	-

NET INCREASE IN NET ASSETS FROM
CAPITAL STOCK TRANSACTIONS	-	68,847

TOTAL DECREASE IN NET ASSETS	(97,788)	(318,400)

NET ASSETS(LIABILITIES) - BEGINNING OF PERIOD	(296,424)	21,976

NET LIABILITIES - END OF PERIOD	$(394,212)	$(296,424)

 See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	CAPITAL	LOSS
Balance - December 31, 2005	$21,976	23,626,781	$236	$79,190	$(57,450)

Net loss	(387,247)	-	-	-	(387,247)

Conversion of a portion of amount owed to affiliate (at $.01 per share)	68,847	6,884,700	69	68,778	-
Balance - December 31, 2006	(296,424)	30,511,481	305	147,968	(444,697)
Net loss	(97,788)	-	-	-	(97,788)

Balance - March 31, 2007	$(394,212)	30,511,481	$305	$147,968	$(542,485)
(Unaudited)

 See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in net assets resulting from operations	$(97,788)	$(95,232)
Adjustments to reconcile net decrease:
Decrease (increase) in prepaid expenses	5,400	(12,747)
Increase in accrued expenses and accrued interest	79,658	51,748

NET CASH USED IN OPERATING AND INVESTING ACTIVITIES	(12,730)	(56,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from affiliated company	12,500	25,005
Due to former stockholder in connection with common stock rescission	-	(45)

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,500	24,960

NET DECREASE IN CASH	(230)	(31,271)

CASH - BEGINNING OF PERIOD	637	77,877

CASH - END OF PERIOD	$407	$46,606

 See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2007
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

Basis of presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2006 financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.

The Company has a net loss for the period ended March 31, 2007, liabilities in excess of assets at March 31, 2007 and has not yet invested in eligible companies. The Company intends to raise capital through a proposed offering and access the equity markets to raise cash to fund investments. Since inception, the Company’s operations have been principally funded by The Concorde Group Inc. (“Concorde”), a corporation controlled by the founder and an affiliate of the Company. The Company is presently dependent on Concorde to provide capital and liquidity needs. Concorde has agreed to provide sufficient capital to operate through March 31, 2008.

2	INCOME TAXES

At March 31, 2007, Blackhawk has available net operating loss carryforwards for income tax purposes of approximately $543,000 portions of which expire in 2024, 2025, 2026 and 2027.

The Company has a deferred tax asset of approximately $185,000 resulting from available net operating loss carryforwards. Since Blackhawk has no operating history, a 100% valuation allowance has been provided.

3	RELATED PARTY TRANSACTIONS

During the year ended 2006 and the three months ended 2007 the Company borrowed $133,005, and $12,500 respectively, from The Concorde Group Inc, a corporation controlled by the founder of Blackhawk and an affiliate of Blackhawk to fund the formation of Blackhawk, offering costs for the offering plan and operating expenses. Of the amount borrowed in 2006, $100,000 was evidenced by a demand convertible note bearing interest at 8.25% per annum convertible after November 1, 2006 into common stock of the company at a price of $1.00 per share or the price per share of the Company’s next Regulation E offering. The balance of borrowings were non-interest bearing and are due on demand. The fair value of the obligations to Concorde at March 31, 2007 and December 31, 2006 is not reasonably determinable given the related party nature of items. The borrowings were approved unanimously by the Board of directors of Blackhawk as fair and in the best interest of Blackhawk.

At March 31, 2007 and December 31, 3006, outstanding non-interest bearing borrowings due to Concorde amount to $20,500 and $8,000, respectively. In April 2007, Concorde loaned $1,000 to the Company.

The Company shares office space and other administrative functions with Concorde at no charge to the Company. The Company expects to pay fair market value for such services on a prospective basis following the close of its next offering.

4	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2007 and 2006, and the year ended December 31, 2006.

	THREE MONTHS ENDED MARCH 31, 2007		THREE MONTHS ENDED MARCH 31, 2006	YEAR ENDED DECEMBER 31, 2006
Per Share Data:
Net (liability) asset value - beginning of period	$	(0.00972)	$0.00093	$0.00093

Net investment loss *		(0.00320)	(0.00403)	(0.01371)
Issuance of common stock		-	-	0.01000
Net realized and unrealized gain (loss)**		-	-	(0.00694)

Net liability value - end of period		$(0.01292)	(0.00310)	(0.00972)

Total return based on net asset (liability) value ***		(33%)	(433%)	(1,474%)

Common shares outstanding - end of period****		30,511,481	23,626,781	30,511,481

Ratio/Supplemental Data:
Net liabilities - end of period		$(394,212)	$(73,256)	$(296,424)

Ratio of net investment loss to average net assets*****		N/A	(3,467%)	(3,524%)

Ratio of operating expenses to average net assets*****		N/A	3,477%	3,528%

*	Calculated based on average shares outstanding during period..

**	Net realized and unrealized gain(loss) represents the dilutive effect of share issuance.

This caption used per the AICPA Audit and Accounting Guide for investment Companies Section 7.74 (c).

***	Total returns for periods of less than one year are not annualized.

****	Common shares outstanding are reduced by rescinded shares.

*****	Annualized for periods less than one year. No data for the three months ended March 31, 2007 has been presented as the Company has net liabilities for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company's financial statements and the notes thereto.

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations, competitive market conditions, success of 's Blackhawk's business strategy, and other risks and uncertainties currently unknown to management.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities at the date of the financial statements and the reported amounts of income or loss and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of investments and the realizability of deferred tax assets.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2007 and December 31, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

For the three months ended March 31, 2007 and 2006, we had $0 revenues. We had net losses of $97,788 and $95,232 for the three months ended March 31, 2007 and 2006, respectively.

General and Administrative Expenses

From inception (April 22, 2004) through December 31, 2004, general and administrative expenses were $12,530.

From January 1, 2005 through December 31, 2005, general and administrative expenses were $46,074.

From January 1, 2006 through December 31, 2006, general and administrative expenses were $387,707.

For the three months ended March 31, 2007 and 2006, general and administrative expenses were $97,788 and $95,519, respectively, due to increases in legal, accounting, insurance, consulting, and related costs.

Other Income (Expenses)

For the period inception (April 22, 2004) through December 31, 2004, the Company achieved other income of $15.

For the period January 1, 2005 through December 31, 2005, the Company achieved other income of $1,139.

For the period January 1, 2006 through December 31, 2006, the Company achieved other income of $460.

From January 1, 2007 through March 31, 2007, the Company achieved other income of $0.

Liquidity and Capital Resources

From inception (April 22, 2004) through March 31, 2007, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, The Concorde Group, Inc. ("Concorde").

No sales of securities occurred during the first quarter ended March 31, 2007.

In 2004, Blackhawk received $65 from the founders and $20,919 from the sale of stock under its Regulation E offering.

In 2005, Blackhawk received $88,917 from the sale of stock under its Regulation E offering.

During 2004, 2005 and 2006, Blackhawk borrowed $21,069, $88,917 and $133,005, respectively, from Concorde to fund the formation of Blackhawk, offering costs for the offering plan and operating expenses. Of the amount borrowed in 2006, $100,000 was evidenced by a demand convertible note bearing interest at 8.25% per annum convertible after November 1, 2006 into common stock of Blackhawk at a price of $1.00 per share or the price per share of Blackhawk's next Regulation E offering. The balance of borrowings were non-interest bearing and are due on demand. The borrowings were approved unanimously by the Board of Directors of Blackhawk as fair and in the best interest of Blackhawk.

At March 31, 2007 outstanding non-interest bearing borrowings due to Concorde amounted to $12,500. In April 2007, Concorde loaned $1,000 to Blackhawk.

At December 31, 2006 and 2005 outstanding non-interest bearing borrowings due to Concorde amounted to $8,000 and $43,842, respectively.

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

On April 23, 2004, Blackhawk issued 8,500,000 shares of Series A preferred stock and 11,000,000 shares of common stock to its founders at $.00001 per share for a total of $195. Between September 27, 2004 and December 31, 2005, Blackhawk sold 17,126,781 shares of its common stock at $.01 per share for a total of $171,267.81. These shares were sold pursuant to an offering under Regulation E under the Securities Act. On November 9, 2005, the board of directors rescinded the issuance of shares of preferred stock to Concorde. Blackhawk refunded to Concorde the $85 that Concorde paid for the shares. Concorde waived any rights it may have had against Blackhawk in connection with the issuance and stated that it will not assert any claim against Blackhawk. On November 12, 2005, certain investors returned 4,500,000 shares of common stock and were refunded $45 on March 22, 2006. Each investor waived any rights he or she may have had against Blackhawk in connection with the issuance and stated that he or she will not assert any claim against Blackhawk. On November 29, 2005, Blackhawk amended its Certificate of Incorporation in the State of Delaware to eliminate the right to issue preferred shares. As of November 29, 2005, all outstanding shares are common shares.

Blackhawk has a net loss for the three months ended March 31, 2007 and for the year ended December 31, 2006, liabilities in excess of assets at March 31, 2007 and December 31, 2006 and has not yet invested in eligible companies. Blackhawk intends to raise capital through a proposed offering and access the equity markets to raise cash to fund investments. Since inception, Blackhawk's operations have been principally funded by Concorde. Blackhawk is presently dependent on Concorde to provide capital and liquidity needs. Concorde has agreed to provide sufficient capital to operate through March 31, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter ended March 31, 2007, the Company did not make any sales of equity securities.

Item 3. Defaults upon Senior Securities.

This Section is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the first quarter ended March 31, 2007.

Item 5. Other Information.

This Section is not applicable.

Item 6. Exhibits.

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

BLACKHAWK CAPITAL GROUP BDC, INC.

Date: May 9, 2007	By:	/s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: May 9, 2007	By:	/s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer