Form 10-K/A
period 2006-12-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2007-05-11
CIK 1294345

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

Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☒  No

The number of shares outstanding of Blackhawk's common stock on March 22, 2007 was 30,511,481.

TABLE OF CONTENTS

PART II
Item 8.	Financial Statements and Supplementary Data	1
PART IV
Item 15.	Exhibits and Financial Statement Schedules	1

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 26, 2007 (the "Original Filing"), is being filed to amend Part II, Item 8 (Financial Statements and Supplementary Data--Note 5, Financial Highlights), due to a typographical error with respect to the ratio of operating expenses to average net assets for the year ended December 31, 2006.

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

PART II

Item 8. Financial Statements and Supplementary Data

See Item 15(a) below for a revised Financial Highlights section.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements.

The following revised Financial Highlights section of the financial statements of Blackhawk is being filed as part of this report under Item 8 - Financial Statements and Supplementary Data:

5 FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2006 and 2005 and the period from inception (April 22, 2004) to December 31, 2004.

			FROM INCEPTION
	YEAR ENDED DECEMBER 31,		(APRIL 22, 2004) TO
	2006	2005	DECEMBER 31, 2004
Per Share Data:
Net asset value - beginning of period	$0.00093	$0.00050	$0.00001

Net investment loss *	(0.01371)	(0.00220)	(0.00179)
Issuance of common stock	0.01000	0.00417	0.00796
Net realized and unrealized gain(loss)**	(0.00694)	(0.00154)	(0.00568)
Net asset (liability) value - end of period	(0.00972)	0.00093	.00050

Total return based on net asset value ***	(1,474%)	(440%)	(17,900%)

Common shares outstanding - end of period****	30,511,481	23,626,781	8,591,901

Ratio/Supplemental Data:
Net assets (liabilities) - end of period	$(296,424)	$21,976	$4,282

Ratio of net investment loss to average net assets*****	(3,524%)	(91%)	(1,212%)

Ratio of operating expenses to average net assets*****	3,528%	94%	1,213%

*	Calculated based on average shares outstanding during period

**	Net realized and unrealized gain(loss) represents the dilutive effect of share issuance
This caption used per the AICPA Audit and Accounting Guide for investment Companies Section 7.74 (c)

***	Total returns for periods of less than one year are not annualized

****	Common shares outstanding are reduced by rescinded shares

*****	Annualized for periods less than one year

2

(b)	Exhibits

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK CAPITAL GROUP BDC, INC. (Registrant)

/s/ Craig A. Zabala
____________________________________________
Craig A. Zabala
Chairman, President and Chief Executive Officer

Dated: May 11, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig A. Zabala	/s/ Robert M. Fujii
Craig A. Zabala	Robert M. Fujii
Chairman, President and Chief Executive Officer	Vice President

Dated: May 11, 2007	Dated: May 11, 2007

/s/ Craig A. Zabala
Craig A. Zabala
Acting Chief Financial Officer, Principal Accounting Officer

Dated: May 11, 2007

/s/ Janet Buxman Kurihara	/s/ Mick Woodwards
Janet Buxman Kurihara	Mick Woodwards
Director	Director

Dated: May 11, 2007	Dated: May 11, 2007

/s/ Randy Tejral	/s/ Robert J. Francis
Randy Tejral	Robert J. Francis
Director	Director

Dated: May 11, 2007	Dated: May 11, 2007