Form 10-Q
period 2007-06-30
BLACKHAWK CAPITAL GROUP BDC INC
filed 2007-08-14
CIK 1294345

OMB APPROVAL

OMB Number:	3235-0070
Expires:	January 31, 2008
Estimated average burden
hours per response…192.00
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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
_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒         No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on August 10, 2007
Common Stock, $0.00001 par value	31,169,372

SEC 1296 (12-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	JUNE 30, 2007 (Unaudited)	DECEMBER 31, 2006
ASSETS:
Investments, at fair value (cost $211,917)	$217,989	$-
Cash and cash equivalents	154,717	637
Prepaid insurance	18,653	9,000

TOTAL ASSETS	$391,359	$9,637

LIABILITIES
Convertible loan payable, including interest of $4,125	$-	$104,125
Due to affiliated company	-	8,000
Accrued expenses	239,296	193,936
TOTAL LIABILITIES	239,296	306,061

NET ASSETS (LIABILITIES)
Common stock, par value $.00001 per share 1,000,000,000 shares authorized, 31,164,372 and 30,511,481 shares issued and outstanding in 2007 and 2006, respectively	312	305
Additional paid-in capital	800,853	147,968
Accumulated net investment loss	(656,031)	(444,697)
Net unrealized appreciation on investments	6,929	-
TOTAL NET ASSETS (LIABILITIES)	152,063	(296,424)

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)	$391,359	$9,637

NET ASSETS (LIABILITIES) PER COMMON SHARE	$.00488	$(.00972)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENT OF INVESTMENTS
(Unaudited)

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	COST	FAIR VALUE	% OF TOTAL ASSETS	% OF NET ASSETS

Federal Home Loan Bank 5.25% Due 12/11/07	Debt Obligation	6/7/07	$50,000	$49,989	12.8%	32.9%

General Electric Capital Company	Commercial Paper	6/7/07	161,917	168,000	42.9%	110.5%
0% Due 2/29/08
			$211,917	$217,989	55.7%	143.4%

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006

INVESTMENT INCOME:
Interest income	$66	$116	$66	$403
TOTAL INVESTMENT INCOME	66	116	66	403

EXPENSES:
Professional fees	100,436	93,847	187,962	170,455
Consulting fees	402	5,985	402	19,177
Filing fees	2,791	3,785	4,697	7,001
Insurance	5,454	9,951	10,945	12,454
Interest expense	401	-	3,266	-
Other	4,128	-	4,128	-
TOTAL EXPENSES	113,612	113,568	211,400	209,087

NET INVESTMENT (LOSS)	(113,546)	(113,452)	(211,334)	(208,684)

UNREALIZED GAIN ON INVESTMENTS	6,929	-	6,929	-

NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(106,617)	$(113,452)	$(204,405)	$(208,684)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00347)	$(0.00402)	$(0.00668)	$(0.00804)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	30,726,720	28,241,800	30,619,695	25,947,039

 See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

	SIX MONTHS ENDED JUNE 30, 2007 (Unaudited)	YEAR ENDED DECEMBER 31, 2006

DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(211,334)	$(387,247)

Unrealized gain on investments	6,929	-

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	(204,405)	(387,247)

CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock sold	520,001	-
Conversion of amounts owed to affiliate into common stock	132,891	68,847

NET INCREASE IN NET ASSETS FROM CAPITAL STOCK TRANSACTIONS	652,892	68,847

TOTAL INCREASE (DECREASE) IN NET ASSETS	448,487	(318,400)

NET ASSETS (LIABILITIES) – BEGINNING OF PERIOD	(296,424)	21,976

NET ASSETS (LIABILITIES) – END OF PERIOD	$152,063	$(296,424)

 See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

	COMMON STOCK			ADDITIONAL	NET UNREALIZED	ACCUMULATED NET
	TOTAL	SHARES	AMOUNT	PAID-IN CAPITAL	APPRECIATION ON INVESTMENTS	INVESTMENT LOSS
Balance – December 31, 2005	$21,976	23,626,781	$236	$79,190	$-	$(57,450)

Net decrease in assets resulting from operations	(387,247)	-	-	-	-	(387,247)

Conversion of a portion of amount owed to affiliate (at $.01 per share)	68,847	6,884,700	69	68,778	-	-

Balance – December 31, 2006	(296,424)	30,511,481	305	147,968	-	(444,697)

Net decrease in assets resulting from operations	(204,405)	-	-	-	6,929	(211,334)

Conversion of amount due to affiliate (at $1.00 per share)	132,891	132,891	1	132,890	-	-

Sale of stock pursuant to Offering Plan (at $1.00 per share)	520,001	520,000	6	519,995	-	-

Balance – June 30, 2007	$152,063	31,164,372	$312	$800,853	$6,929	$(656,031)
(Unaudited)

 See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in net assets resulting from operations	$(204,405)	$(208,684)
Unrealized gain on investments	(6,072)	-
Purchase of investments	(211,917)	-
Increase in prepaid expenses	(9,653)	(9,850)
Decrease in accrued expenses and accrued interest	48,626	142,939

NET CASH USED IN OPERATING AND INVESTING ACTIVITIES	(383,421)	(75,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock	520,001	-
Loan from affiliated company	17,500	25,005
Due to former stockholder in connection with common stock rescission	-	(45)

NET CASH PROVIDED BY FINANCING ACTIVITIES	537,501	24,960

NET INCREASE (DECREASE) IN CASH	154,080	(50,635)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	637	77,877

CASH AND CASH EQUIVALENTS - END OF PERIOD	$154,717	$27,242

Non-cash financing activities:
Conversion of amount due to affiliated company into common stock	$132,891	$-

 See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)

1	SIGNIFICANT ACCOUNTING POLICIES

Business description

Blackhawk Capital Group BDC Inc. ("the Company" or “Blackhawk”) was incorporated in the State of Delaware on April 22, 2004.

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

The Company had a net loss for the six-month period ended June 30, 2007 of $204,405 and total net assets of $152,063 as of June 30, 2007. As of June 30, 2007, the Company raised net cash proceeds of $520,001 through a Regulation E offering under the Securities Act of 1933, as amended ("Securities Act") which commenced on November 16, 2006. Prior to such offering, the Company’s operations have been principally funded by The Concorde Group, Inc. (“Concorde”), a corporation controlled by the founder and an affiliate of the Company. The Company is presently dependent on Concorde to provide capital and liquidity needs. Concorde has agreed to provide sufficient capital to operate through June 30, 2008.

Revenue recognition

Unrealized gain and losses resulting from the change in the valuation of investments are reflected in the condensed statement of operations.

Cash and cash equivalents

All highly liquid instruments purchased with a maturity of three months or less at the date of purchase are considered to be cash equivalents. At June 30, 2007, cash equivalents consist of commercial paper and a money market account.

Investments

The Company's investments are carried at fair value.

New accounting pronouncement

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value. It also expands the disclosures about the use of fair value to measure assets and liabilities. SFAS 157 is effective the first fiscal year beginning after November 15, 2007. Management is currently evaluating the impact, if any, of the adoption of SFAS 157 on the Company's financial statements.

2	INCOME TAXES

At June 30, 2007, Blackhawk has available net operating loss carryforwards for income tax purposes of approximately $650,000, portions of which expire in 2024, 2025, 2026 and 2027.

The Company has a deferred tax asset of approximately $220,000 resulting from available net operating loss carryforwards. Since Blackhawk has no operating history, a 100% valuation allowance has been provided.

3	RELATED PARTY TRANSACTIONS

At December 31, 2006, the Company owed Concorde $100,000 which was evidenced by a demand convertible note bearing interest at 8.25% per annum convertible after November 1, 2006 into common stock of the Company at a price of $1.00 per share, or the price per share of the Company’s Regulation E Offering. On June 4, 2007 Concorde converted the note (including accrued interest of $7,391) into 107,391 shares of common stock.

On May 29, 2007, Blackhawk issued a convertible note in the principal amount of $25,500 ("Note") to Concorde. The Note evidenced a loan from Concorde to the Company for advances of $17,500 during the six months ended June 30, 2007 together with $8,000 of advances made to the Company prior to January 1, 2007. The advances were used to fund a portion of expenses incurred by the Company consisting of legal fees and expenses, accounting fees and expenses, general and administrative expenses. The Note is repayable upon demand and does not bear interest. The Note is convertible into shares ("Shares") of common stock of the Company at a conversion rate of one share of common stock per $1.00 of principal amount of Note converted, the price per share in the Company's Regulation E offering. The transaction was approved by unanimous written consent by the Board of Directors of the Company as being fair and in the best interests of the Company. On June 4, 2007, pursuant to the terms of the Note, Concorde converted the $25,500 principal amount of the Note into 25,500 shares of Common Stock at $1.00 of principal Amount of Note converted, the price per share in the Company's Regulation E offering.

The Company shares office space and other administrative functions with Concorde at no charge to the Company. The Company expects to pay fair market value for such services on a prospective basis following the close of its next offering.

4	STOCKHOLDERS' EQUITY

Pursuant to the Company's Regulation E Offering, as of June 4, 2007, Concorde sold an aggregate of 502,891 shares of common stock, $.00001 par value per share ("Common Stock"), at a purchase price of $1.00 per share, to four (4) accredited investors for an aggregate amount of $502,891. The sale consisted of the following: (1) 370,000 shares sold to three (3) accredited investors for the purchase price of $1.00 per share, or an aggregate of $370,000; and (ii) the issuance of 132,891 to Concorde, an affiliate and the largest stockholder of the Company, in exchange for (x) $107,391 in a convertible note (consisting of $100,000 in principal and $7,391 in accrued and unpaid interest) owed by the Company to Concorde and issued on August 1, 2006 and (y) $25,500 in a convertible note owed by the Company to Concorde and issued on May 29, 2007. The conversion price for both of these notes was $1.00 per share of Common Stock.

In June and July 2007, the Company sold an additional 150,000 and 5,000 respectively shares of its Common Stock for an aggregate of $155,000 in cash in the Regulation E offering. The net cash proceeds from the Regulation E offering have been $525,001 through July 31, 2007.

5	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2007 and 2006, and the year ended December 31, 2006:

	SIX MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2006	YEAR ENDED DECEMBER 31, 2006
Per Share Data:
Net (liability) asset value – beginning of period	$(0.00972)	$0.00093	$0.00093

Net investment loss *	(0.00690)	(0.00804)	(0.01371)
Issuance of common stock	1.00000	0.01000	0.01000
Net realized and unrealized gain (loss)**	(0.97850)	0.00675	(0.00694)
Net asset (liability) value – end of period	0.00488	(0.00386)	(0.00972)

Total return based on net asset (liability) value ***	(69)%	(865)%	(1,474)%

Common shares outstanding - end of period****	31,164,372	30,511,481	30,511,481
Ratio/Supplemental Data:
Net assets (liabilities) – end of period	$152,063	$(117,861)	$(296,424)

Ratio of net investment loss to average net assets*****	(834)%	(3,798)%	(3,524)%

Ratio of operating expenses to average net assets*****	834%	3,806%	3,528%

*	Calculated based on average shares outstanding during period.

**	Net realized and unrealized gain (loss) represents the dilutive effect of share issuance. This caption used per the AICPA Audit and Accounting Guide for investment Companies Section 7.74 (c).

***	Total returns for periods of less than one year are not annualized.

****	Common shares outstanding are reduced by rescinded shares.

*****	Annualized for periods less than one year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company's financial statements and the notes thereto.

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations, competitive market conditions, success of Blackhawk's business strategy, and other risks and uncertainties currently unknown to management.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2007, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

Portfolio and Investment Activity

The Company has invested the net proceeds from the Regulation E offering in cash equivalents and in investments with maturity dates of less than one year from June 30, 2007. (See Condensed Statement of Investments.)

Investment Strategy

Blackhawk intends to make short-term and long-term debt and equity investments in companies with perceived growth potential. Blackhawk currently does not have an Investment Committee but plans to create such a Committee in the future. It has engaged Barak Asset Management, LLC, an investment adviser registered under the Investment Advisers Act, as its investment adviser. In principle, Blackhawk will prefer to make investments in companies where it can acquire at least a significant ownership interest in the outstanding capital of the portfolio company.

Results of Operations

Sales Revenues

From inception (April 22, 2004) through December 31, 2004, we had $0 revenues. We had a net loss of $12,515 for that period.

From January 1, 2005 through December 31, 2005, we had $0 revenues. We had a net loss of $44, 935 for that period.

From January 1, 2006 through December 31, 2006, we had $0 revenues. We had a net loss of $387,247 for that period.

For the six months ended June 30, 2007 and 2006, we had $0 revenues. We had net losses of $204,405 and $208,684 for the six months ended June 30, 2007 and 2006, respectively.

General and Administrative Expenses

From inception (April 22, 2004) through December 31, 2004, general and administrative expenses were $12,530.

From January 1, 2005 through December 31, 2005, general and administrative expenses were $46,074.

From January 1, 2006 through December 31, 2006, general and administrative expenses were $387,707.

For the six months ended June 30, 2007 and 2006, general and administrative expenses were $211,400 and $209,087, respectively, due to increases in legal, accounting, insurance, consulting, and related costs.

Other Income (Expenses)

For the period inception (April 22, 2004) through December 31, 2004, the Company achieved other income of $15.

For the period January 1, 2005 through December 31, 2005, the Company achieved other income of $1,139.

For the period January 1, 2006 through December 31, 2006, the Company achieved other income of $460.

From January 1, 2007 through June 30, 2007, the Company achieved other income of $66.

Liquidity and Capital Resources

From inception (April 22, 2004) through June 30, 2007, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, The Concorde Group, Inc.

In 2004, Blackhawk received $65 from the founders and $20,919 from the sale of stock under its prior Regulation E offering.

In 2005, Blackhawk received $88,917 from the sale of stock under its prior Regulation E offering.

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

On May 29, 2007, Blackhawk issued a convertible note in the principal amount of $25,500 ("Note") to Concorde. The Note evidenced a loan from Concorde to the Company for advances of $17,500 during the six months ended June 30, 2007 together with $8,000 of advances made to the Company prior to January 1, 2007. The advances were used to fund a portion of expenses incurred by the Company consisting of legal fees and expenses, accounting fees and expenses, general and administrative expenses. The Note is repayable upon demand and does not bear interest. The Note is convertible into shares ("Shares") of common stock of the Company at a conversion rate of one share of common stock per $1.00 of principal amount of Note converted, the price per share in the Company's Regulation E offering. The transaction was approved by unanimous written consent of the Board of Directors of the Company as being fair and in the best interests of the Company.

Pursuant to the Company's Regulation E Offering, as of June 4, 2007, Concorde sold an aggregate of 502,891 shares of common stock, $.00001 par value per share ("Common Stock"), at a purchase price of $1.00 per share, to four (4) accredited investors for an aggregate amount of $502,891. The sale consisted of the following: (i) 370,000 shares sold to three (3) accredited investors for the purchase price of $1.00 per share, or an aggregate of $370,000; and (ii) the issuance of 132,891 to Concorde, an affiliate and the largest stockholder of the Company, in exchange for (x) $107,391 in a convertible note (consisting of $100,000 in principal and $7,391 in accrued and unpaid interest) owed by the Company to Concorde and issued on August 1, 2006 and (y) $25,500 in a convertible note owed by the Company to Concorde and issued on May 29, 2007. The conversion price for both of these notes was $1.00 per share of Common Stock. In June and July 2007, the Company sold an additional 150,000 and 5,000 respectively shares of its Common Stock for an aggregate of $155,000 in cash in the Regulation E offering. The net cash proceeds from the Regulation E offering have been $525,001 through July 31, 2007.

At June 30, 2007 there were no outstanding amounts due to Concorde.

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

On April 23, 2004, Blackhawk issued 8,500,000 shares of Series A preferred stock and 11,000,000 shares of common stock to its founders at $.00001 per share for a total of $195. Between September 27, 2004 and December 31, 2005, Blackhawk sold 17,126,781 shares of its common stock at $.01 per share for a total of $171,267.81. These shares were sold pursuant to an offering under Regulation E under the Securities Act. On November 9, 2005, the board of directors rescinded the issuance of shares of preferred stock to Concorde. Blackhawk refunded to Concorde the $85 that Concorde paid for the shares. Concorde waived any rights it may have had against Blackhawk in connection with the issuance and stated that it will not assert any claim against Blackhawk. On November 12, 2005, certain investors returned 4,500,000 shares of common stock and were refunded $45 on March 22, 2006. Each investor waived any rights he or she may have had against Blackhawk in connection with the issuance and agreed that he or she would not assert any claim against Blackhawk. On November 29, 2005, Blackhawk amended its Certificate of Incorporation in the State of Delaware to eliminate the right to issue preferred shares. As of November 29, 2005, all outstanding shares are common shares.

Blackhawk has a net loss for the six months ended June 30, 2007 and total net assets of $152,063 at June 30, 2007 and has not yet invested in eligible companies. Blackhawk intends to raise additional capital through its Regulation E offering and access the equity markets to raise cash to fund investments. Since inception, Blackhawk's operations have been principally funded by Concorde. Blackhawk is presently dependent on Concorde to provide capital and liquidity needs. Concorde has agreed to provide sufficient capital to operate through June 30, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 4, 2007, Blackhawk sold an aggregate of 502,891 shares of its common stock, $.00001 par value per share ("Common Stock"), at a purchase price of $1.00 per share, to four (4) accredited investors for an aggregate amount of $502,891. The sale consisted of the following: (i) 370,000 shares sold to three (3) accredited investors for the purchase price of $1.00 per share, or an aggregate of $370,000; and (ii) the issuance of 132,891 shares to Concorde, in exchange for (x) $107,391 in a convertible note (consisting of $100,000 in principal and $7,391 in accrued and unpaid interest) owed by Blackhawk to Concorde and issued on August 1, 2006 and (y) $25,500 in a convertible note owed by Blackhawk to Concorde and issued on May 29, 2007. The conversion price for both of these notes was $1.00 per share of Common Stock. The placement agent for the sale of the shares of Common Stock was SMH Capital, Inc. ("SMH"). SMH is entitled to receive a placement fee of $.09 per share of Common Stock, for an aggregate amount of $27,000, on the sale of 300,000 shares to one (1) accredited investor. As described below, SMH agreed to waive these fees. No fee is payable to SMH on the conversion of the two notes by Concorde or on the sale of 70,000 shares of Common Stock to two (2) accredited investors. On June 6, 2007, Blackhawk sold an additional 150,000 shares of its Common Stock, at a purchase price of $1.00 per share, to an accredited investor for $150,000 in cash. The placement agent for the sale of the shares of Common Stock was SMH. SMH is entitled to receive a placement fee of $.09 per share of Common Stock for an aggregate amount of $13,500, on the sale of 150,000 shares to the one (1) accredited investor. As described below, SMH agreed to waive these fees. On July 5, 2007, Blackhawk sold an additional 5,000 shares of Common Stock for $5,000.

Blackhawk has raised net cash proceeds of $520,001 in its Regulation E offering.

Blackhawk entered into an amendment dated July 13, 2007 ("Amendment") of its agreement dated October 13, 2006 ("SMH Agreement") with SMH. Pursuant to the SMH Agreement, SMH is acting as placement agent for Blackhawk's $5,000,000 (maximum) Regulation E offering under the Securities Act of 1933, as amended ("Securities Act"). In return for SMH's services, under the terms of the SMH Agreement Blackhawk is to pay SMH a cash fee equal to nine percent (9%) of any securities placed by SMH (consisting of a two percent (2%) advisory fee and seven percent (7%) placement agent fee). Blackhawk must also reimburse SMH for its expenses. Pursuant to the Amendment, the parties agreed to revise the terms of the SMH Agreement as follows: (a) Blackhawk shall not be responsible for the payment of any fees (whether advisory fees or placement agent fees) to SMH for any securities placed by SMH between October 31, 2006 and July 16, 2007, and SMH expressly waives the right to receive such payment; (b) for securities placed by SMH during the period from July 17, 2007 until the earlier of the termination of the offering or the termination of the Agreement, Blackhawk will pay SMH a cash fee equal to 9.00% of the gross proceeds of any securities placed by SMH (consisting of a 2.00% advisory fee and a 7.00% placement agent fee); (c) no placement agent fee of 7.00% shall be payable by Blackhawk to SMH for (i) investors introduced to SMH by Blackhawk; (ii) securities purchased in the offering by Blackhawk's officers, directors, controlling stockholders or affiliates; and (iii) securities purchased in the offering by any investor identified by Blackhawk irrespective of whether such investor is introduced to SMH or not; (d) the 2.00% advisory fee shall be payable by Blackhawk to SMH for securities purchased by investors listed in category (c)(i) above; (e) SMH is not entitled to any fees (whether placement agent or advisory fees) on debt for equity conversions by Blackhawk's largest stockholder and affiliate, The Concorde Group, Inc.; (f) SMH's services pursuant to the Agreement are non-exclusive; (g) fees payable to SMH will be due at the last and final closing of the offering; and (h) Blackhawk shall not be responsible for paying any expenses of SMH, except for expenses in the amount of $2,300 incurred by SMH prior to July 16, 2007 which will be paid at the end of the offering upon delivery of valid receipts.

Item 3. Defaults upon Senior Securities.

This Section is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the second quarter ended June 30, 2007.

Item 5. Other Information.

This Section is not applicable.

Item 6. Exhibits.

10.3	Amendment Agreement dated July 13, 2007 between Blackhawk Capital Group BDC, Inc. and SMH Capital Inc.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK CAPITAL GROUP BDC, INC.

Date: August 13, 2007	By:	/s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: August 13, 2007	By:	/s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer