Form 10-K
period 2007-12-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2008-03-31
CIK 1294345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒  No ☐

The number of shares outstanding of Blackhawk's common stock on March 28, 2008 was 31,867,484.

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

Blackhawk was incorporated on April 22, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking. Blackhawk's operations to date have been limited to issuing shares to its original shareholders, organizational and administrative activities, and conducting three (3) offerings under Regulation E of the Securities Act.

Blackhawk will attempt to locate and negotiate with eligible portfolio companies for Blackhawk to invest in, lend funds to, acquire an interest in and/or possibly manage. Blackhawk intends to offer managerial assistance to eligible portfolio companies in which it invests.

In addition to the broad investment strategy to be pursued by Blackhawk discussed herein, Blackhawk also intends to develop a strategy to invest in special purpose vehicles developing products and seeking exemptive relief to issue securities registered under the Investment Company Act and Securities Act identified with the Exchange Traded Funds ("ETFs") industry. Blackhawk may only invest in these entities if they are not investment companies under the Investment Company Act or investment advisers registered under the Investment Advisers Act. The investment strategy will be in compliance with, and consistent with, the BDC provisions of the Investment Company Act. Additionally, Blackhawk would seek to invest in ETF distribution companies focusing on the expanding ETF broker models that are not associated with the traditional mutual fund industry. Finally, Blackhawk plans to invest in companies that invest in specialized ETF focused companies seeking to establish alliance or acquisitions in traditional unit investment trusts, closed-end funds and traditional mutual fund companies that use commissions, loads and annual revenue sharing to achieve their current distribution goals. Blackhawk does not intend to invest directly in ETFs.

Blackhawk would seek to invest in companies seeking broad and generic ETF exemptive relief for specific asset classes such as equity, debt, commodities, currency and other asset classes. The Blackhawk investments would include index and active based investment strategies.

All of the above investment categories are subject to the investment restrictions in the BDC provisions of the Investment Company Act applicable to Blackhawk, including without limitation that Blackhawk not invest in an "investment company" registered under the Investment Company Act.

As a business development company or BDC, Blackhawk is able to raise money to acquire interests in small private businesses, as well as larger private companies, and distressed public companies as defined under the BDC provisions of the Investment Company Act. We intend to seek equity positions and on going relationships with companies offering sustainable and profitable growth. We do not intend to limit our acquisitions to a single line of business or industry.

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

Consistent with its objective of long-term capital appreciation, Blackhawk will consult with its investees with respect to obtaining capital and offer managerial assistance to selected businesses that, in the opinion of our management, have a significant potential for growth.

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

Pursuant to Blackhawk's second Regulation E Offering, Blackhawk sold as of June 4, 2007 an aggregate of 502,891 shares of common stock, $.00001 par value per share ("Common Stock"), at a purchase price of $1.00 per share, to four (4) accredited investors for an aggregate amount of $502,891. The sale consisted of the following: (1) 370,000 shares sold to three (3) accredited investors for the purchase price of $1.00 per share, or an aggregate of $370,000; and (ii) the issuance of 132,891 to Concorde, an affiliate and the largest stockholder of Blackhawk, in exchange for (x) $107,391 in a convertible note (consisting of $100,000 in principal and $7,391 in accrued and unpaid interest) owed by Blackhawk to Concorde and issued on August 1, 2006 and (y) $25,500 in a convertible note owed by Blackhawk to Concorde and issued on May 29, 2007. The conversion price for both of these notes was $1.00 per share of Common Stock. In June and July 2007, Blackhawk sold an additional 150,000 and 5,000, respectively, shares of its Common Stock for an aggregate of $155,000 in cash in its second Regulation E offering. The second offering was terminated on November 15, 2007. The net cash proceeds from the second Regulation E offering was $525,001.

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

Blackhawk became aware that certain of its state blue-sky filings were not correctly made in connection with its first Regulation E offering made in 2004 and 2005. To rectify this, Blackhawk made a rescission offer to its stockholders with respect to their shares of Common Stock and filed such offer with each applicable State. Before making the rescission offer, legal counsel for Blackhawk notified each applicable state's securities commission of Blackhawk's intention and submitted Blackhawk's proposed rescission offer letter for comments and approval. To date, all stockholders have either rejected the rescission offer or the thirty (30) day period which they were given to either accept or reject the rescission offer has expired. Blackhawk also has made post-rescission offer filings which were requested by each applicable state.

Blackhawk has engaged Barak Asset Management, LLC, a New York limited liability company ("Barak"), and an investment adviser registered under the Investment Advisers Act of 1940, as amended, to serve as an investment adviser to Blackhawk and manage its portfolio of investments at such time as when the Company has portfolio investments. Barak was formed by Sharon Highland in 2006. From 2002 to 2006, Ms. Highland was Director of Product Development and Management in the Private Client Group for managed accounts, open and closed-end funds at BlackRock. From 1997 to 2002, she was Senior Vice President and Head of Wrap Fee Investments at PIMCO Allianz. Barak’s engagement is pursuant to an investment advisory management agreement dated October 31, 2006, with a one-year term (extendable for one year periods) subject to Blackhawk's right to terminate upon sixty (60) days notice, and has fees ranging from 0.50% to 1.80% of assets managed. The term of this agreement was extended to October 31, 2008. Barak will manage assets of Blackhawk on a non-exclusive basis consistent with Blackhawk's business development company (“BDC”) investment guidelines and policies and consistent with the BDC provisions under the Investment Company Act of 1940. As of the date of this Form 10-K, Barak has been paid fees of $3,117 by Blackhawk.

Blackhawk has entered into an agreement dated September 12, 2006 with Robert S. Tull, Jr. for a three-year term (the "Agreement"). Mr. Tull is Managing Director of Macro Securities. Prior to this, from 2000 to 2005, he was Vice President of New Product Development at the American Stock Exchange. Before this, he was Managing Director and Chief Operating Officer at Deutsche Bank USA. Prior to joining Deutsche Bank, Mr. Tull spent 14 years at Morgan Stanley. Under the Agreement, Mr. Tull will consult with the Blackhawk Board of Directors on investments and have the following duties: consulting Blackhawk's Board of Directors on investment decisions and strategies, consulting on investment diversification in the strategies and consulting on investment opportunities. Pursuant to the Agreement, the Blackhawk Board of Directors will determine Mr. Tull's compensation when it closes its third Regulation E offering and has sufficient proceeds to compensate Mr. Tull. Mr. Tull is not a registered investment adviser. As of the date of this Form 10-K, the Company has not incurred any liability to Mr. Tull.

Item 1A. Risk Factors

No Fixed Investment Policy; No Investments to Date

We have no fixed policy as to the business or industry group in which we may invest or as to the amount or type of securities or assets that we may acquire. To date, we have not made any investments in a portfolio company. Blackhawk has invested the net proceeds from its second and third Regulation E Offerings received to date in cash equivalents and in investments with maturity dates of less than one year. We seek to assist our investee companies and their management teams in devising realistic business strategies and obtaining necessary financing.

Management's Lack of BDC Experience

Management of the Company, including Craig A. Zabala, Chairman of the Board, President and Chief Executive Officer, and acting Chief Compliance Officer and Chief Financial Officer of the Company, have no experience in BDC investing and no BDC operations experience. There is no guarantee that management of the Company will be able to meet the regulatory requirements under the Investment Company Act applicable to BDCs on behalf of the Company.

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

Our Ability to Grow Will Depend on Our Ability to Raise Capital

Blackhawk has raised in its first two Regulation E offerings only $537,930, net of expenses of $91,907, in equity capital and has borrowed $255,779 from Concorde, the largest stockholder of Blackhawk ("Concorde") of which $255,779 along with $7,391 of accrued interest was converted into 13,160,791 shares of common stock by Concorde. On May 29, 2007, Blackhawk borrowed $25,500 from Concorde. This amount was converted into shares of Common Stock in Blackhawk's second Regulation E Offering at the exchange rate of $1.00 per share (25,500 shares). We will need to periodically access the equity markets to raise cash to fund new investments. An inability to successfully access the equity markets could limit our ability to grow our business and fully execute our business strategy. We cannot assure you that we will be able to raise adequate capital in the future.

Blackhawk Not Having Sufficient Funds For Expenses of Regulatory Compliance Under Investment Company Act of 1940

If Blackhawk does not raise sufficient net proceeds in its common stock offerings or operations, or is unable to borrow sufficient funds from its controlling shareholder Concorde, it may not have sufficient funds for paying for the expenses of regulatory compliance under the Investment Company Act of 1940.

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

We May Change Our Investment Policies Without Further Shareholder Approval

Although we are limited by the Investment Company Act with respect to the percentage of our assets that must be invested in qualified investee companies, we are not limited with respect to the minimum standard that any investee company must meet, nor the industries in which those investee companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock. Any investment made by Blackhawk must be consistent with the BDC provisions of the Investment Company Act.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. In the past, Blackhawk has borrowed money from its largest stockholder, Concorde, to fund its operating expenses and Concorde has agreed to fund operating expenses through December 31, 2008. However, there can be no assurance that Concorde will continue to lend money to Blackhawk after such date. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

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

Blackhawk has no fixed policy as to any particular business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. Blackhawk may in the future invest in assets that are not qualifying assets as defined by Section 55 of the Investment Company Act; however, no such additional assets have been identified as of the date of this Form 10-K, and Blackhawk does not intend to fall below the 70% requirement as set forth in Section 55 of that Act.

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

Subject to compliance with the BDC provisions of the Investment Company Act, Blackhawk will invest in SPVs and other entities and vehicles seeking special strategies in the ETF marketplace.

Market Illiquidity

At the time of sale of Blackhawk’s portfolio securities, there may not be a market of sufficient stability to allow Blackhawk to sell its entire position, potentially resulting in Blackhawk not being able to sell such securities at prevailing market prices or at the prices at which Blackhawk may have valued its position in the investee's securities.

Market Price for Common Stock

Shares of Common Stock trade very infrequently on the OTC Bulletin Board under the symbol BHCG.OB. During the period from January 2007 to March 25, 2008, shares have traded between $.095 and $1.00, with little trading volume.
The shares do not trade frequently and there can be wide gaps in the bid and ask prices for the shares of Common Stock. Investors should be aware of these market conditions.

Difficulty in Valuing Investments and Portfolio Performance

Valuation-Policy Guidelines

Blackhawk's Board of Directors is responsible for the valuation of Blackhawk’s assets in accordance with its approved guidelines. Blackhawk's Board of Directors is responsible for recommending overall valuation guidelines and the valuation of the specific investments.

There is a range of values which are reasonable for an investment at any particular time. Fair value is generally defined as the price at which the investment in question could change hands, the “exit price”, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” further classifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). To increase objectivity in valuing the securities, Blackhawk intends to use external measures of value such as public markets or significant third-party transactions whenever possible. Neither a long-term workout value nor an immediate liquidation value will be used, and no increment of value will be included for changes which may take place in the future. Certain members of Blackhawk's Board of Directors may hold positions in some of Blackhawk's investee companies and certain members of the Board of Directors may hold officer or director positions with some of Blackhawk's investee companies.

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

Regulation - Business Development Companies

The following is a summary description of the Investment Company Act, as applied to business development companies. This description is qualified in its entirety by reference to the full text of the Investment Company Act and the rules promulgated thereunder by the United States Securities and Exchange Commission (the "SEC").

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

The Investment Company Act prohibits or restricts a registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that Blackhawk may acquire to "qualifying assets" and certain other assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of Blackhawk's assets consists of qualifying assets. The effect of this regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time Blackhawk acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of Blackhawk's initial acquisition of their securities but are no longer eligible, provided that Blackhawk has maintained a substantial portion of its initial investment in those companies; (4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. As of the date of this Form 10-K, Blackhawk has not yet made any portfolio investments.

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

Most if not all securities which Blackhawk acquires as venture capital investments will be "restricted securities" within the meaning of the Securities Act and will not be permitted to be resold without compliance with the Securities Act. Thus, Blackhawk will not be permitted to resell portfolio securities unless a registration statement has been declared effective by the SEC with respect to such securities or Blackhawk is able to rely on an available exemption from such registration requirements. In most cases Blackhawk will endeavor to obtain from its investee companies "registration rights," pursuant to which Blackhawk will be able to demand that an investee company register the securities owned by Blackhawk at the expense of the investee company. Even if the investee company bears this expense, however, the registration of any securities owned by Blackhawk is likely to be a time-consuming process, and Blackhawk always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for such securities.

At times Blackhawk will not register portfolio securities for sale but will seek to sell and sometimes seek an exemption from registration. The most likely exemption available to Blackhawk is section 4(1) of the Securities Act, which, in effect, exempts sales of securities by any person other than an issuer, an underwriter or dealer. This exemption will likely be available to permit a private sale of portfolio securities and in some cases a public sale, if the provisions of Rule 144 under the Securities Act, are complied with. Among other things, Rule 144 generally requires that securities be sold in "broker transactions," and imposes a six-month holding period prior to any resale of restricted securities by a non-affiliate.

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

An in-kind distribution will be made only when, in the judgment of Blackhawk’s board of directors, it is in the best interest of Blackhawk's stockholders to do so. The board of directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on the investee's customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities. Securities of Blackhawk's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that Blackhawk may make an in-kind distribution of securities that are substantially liquid irrespective of the distributee's stockholder rights to sell such securities. Any such in-kind distribution would require stockholder approval only if the distribution represents substantially all of Blackhawk's assets. It is possible that Blackhawk may make an in-kind distribution of securities that have appreciated or depreciated from the time of purchase depending upon the particular distribution. Blackhawk has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any distributions will be made. As of the date of this Form 10-K, no investments or distributions have been made.

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

Employees

As of December 31, Blackhawk had two employees.

Item 1B. Unresolved Staff Comments

This Section is not applicable.

Item 2. Properties

Blackhawk subleases office space at 14 Wall Street, 11th Floor, New York, New York from Concorde, an affiliate of Blackhawk, at no cost to Blackhawk. The lease is on a month-to-month basis. Concorde intends to set the lease cost to market rates once Blackhawk has raised sufficient net proceeds in its Regulation E offerings.

Item 3. Legal Proceedings

Blackhawk is not a party in any legal proceedings. Blackhawk knows of no material legal proceedings pending or threatened, or judgments entered against any of its directors or officers in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2007, the stockholders of Blackhawk, voting by written consent, voted to extend the investment advisory agreement between Blackhawk and Barak Asset Management, LLC one year to October 31, 2008 ("Extension"). Stockholders owning 55.98% of the shares of common stock signed written consents dated November 20, 2007 approving the Extension.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The common stock of Blackhawk is not listed on any principal United States market or exchange. It trades on the OTC Bulletin Board under the symbol "BHCG.OB." The stock was added to the OTC Bulletin Board effective August 23, 2006. The stock first started trading on the OTC Bulletin Board on January 24, 2007 as reported by BigCharts.com. However, the common stock trades infrequently and sporadically and thus there is not an established public trading market for the common stock. Listed below is the range of high and low bid quotations as reported by OTC Bulletin Board, Historical Research Reports (dated March 26, 2008), for four quarters in 2007 and the first quarter of 2008 (to February 29, 2008).

	BID
	HIGH	LOW
2007
First Quarter	$.50	$.08
Second Quarter	$.77	$.10
Third Quarter	$.40	$.10
Fourth Quarter	$.20	$.12
2008
First Quarter (through February 29, 2008)	$.36	$.12

Such over-the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 26, 2008, the approximate numbers of holders of the Company's common stock is 92.

Dividends

Blackhawk has paid no cash or other dividends on its common stock and for the foreseeable future has no plans to pay cash or other dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Blackhawk does not have any equity compensation plans, or individual compensation arrangements with any employee, officer or director.

Sale of Unregistered Securities

Blackhawk reported the sale of its unregistered securities during 2007 on Current Reports on Form 8-K.

(b) Not applicable.

(c) Not applicable.

Item 6. Selected Financial Data

The following selected financial and other data for the years ended December 31, 2007, December 31, 2006, December 31, 2005 and for the period from inception (April 22, 2004) to December 31, 2004 are derived from our financial statements which have been audited for the year December 31, 2005 and from inception (April 22, 2004) to December 31, 2004, by Paritz & Company, P.A. an independent registered public accounting firm whose report for 2005 is included with this Annual Report, and for the years ended December 31, 2007 and December 31, 2006, by Eisner LLP, an independent registered public accounting firm whose report thereon is included with this Annual Report. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report.

BLACKHAWK CAPITAL GROUP BDC, INC.
SELECTED FINANCIAL DATA
Years Ended December 31, 2007, December 31, 2006, December 31, 2005 and
Period from Inception (April 22, 2004) through December 31, 2004

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	For the Period Inception (April 22, 2004) Through December 31, 2004
Total Investment Income	$3,263	$460	$1,139	$15
Total Expenses	(407,179)	(387,707)	(46,074)	(12,530)
Net Investment (Loss)	(403,916)	(387,247)	(44,935)	(12,515)
Net Decrease in Assets Resulting from Operations	(398,703)	(387,247)	(44,935)	(12,515)

Per Share Data:
Loss Per Common Share, Basic and Diluted:*	(0.01290)	(0.01371)	(0.00220)	(0.00179)
Cash Dividend Declared		0	0	0

Total Assets	$261,023	$9,637	$83,399	$101,235
Total Liabilities	298,258	306,061	61,423	96,953
Total Net Assets (Liabilities)	(37,235)	(296,424)	21,976	4,282

Other Data:
Total Return Per Share Based on Net Asset Value**	(135%)	(1,474%)	(440%)	(17,900%)

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

Portfolio and Investment Activity

Blackhawk has not made any portfolio investment since its inception.

Results of Operations

Sales Revenues

From January 1, 2005 through December 31, 2005, we had $0 revenues. We had a net loss of $44,935 for that same period.

From January 1, 2006 through December 31, 2006, we had $0 revenues. We had a net loss of $387,247 for that same period.

From January 1, 2007 through December 31, 2007, we had $0 revenues. We had a net loss of $398,703 for that same period.

General and Administrative Expenses

From January 1, 2005 through December 31, 2005, general and administrative expenses were $46,074.

From January 1, 2006 through December 31, 2006, general and administrative expenses were $ 387,707.

From January 1, 2007 through December 31, 2007, general and administrative expenses were $407,179.

Other Income (Expenses)

For the period January 1, 2005 through December 31, 2005, the Company achieved other income of $1,139.

For the period January 1, 2006 through December 31, 2006, the Company achieved other income of $460.

For the period January 1, 2007 through December 31, 2007, the Company achieved other income of $3,263.

Liquidity and Capital Resources

From inception (April 22, 2004) through December 31, 2007, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, Concorde.

In 2004, Blackhawk received $65 from the founders and $16,647, net of costs of $4,272, from the sale of stock under its Regulation E offering.

In 2005, Blackhawk received $1,282, net of costs of $87,635, from the sale of stock under its Regulation E offering.

During 2004, 2005 and 2006, Blackhawk borrowed $91,908, $13,281 and $133,005 respectively, from Concorde to fund the formation of Blackhawk, offering costs for the offering plan and operating expenses. Of the amount borrowed in 2006, $100,000 was evidenced by a demand convertible note bearing interest at 8.25% per annum convertible after November 1, 2006 into common stock of Blackhawk at a price of $1.00 per share or the price per share of Blackhawk's next Regulation E offering. The balance of borrowings were non-interest bearing and are due on demand. The borrowings were approved unanimously by the Board of Directors of Blackhawk as fair and in the best interest of Blackhawk.

At December 31, 2007 and 2006 outstanding non-interest bearing borrowings due to Concorde amounted to $0 and $8,000, respectively.

Pursuant to the Company's second Regulation E Offering, as of June 4, 2007, the Company sold an aggregate of 502,891 shares of common stock, $.00001 par value per share ("Common Stock"), at a purchase price of $1.00 per share, to four (4) accredited investors for an aggregate amount of $502,891. The sale consisted of the following: (1) 370,000 shares sold to three (3) accredited investors for the purchase price of $1.00 per share, or an aggregate of $370,000; and (ii) the issuance of 132,891 to Concorde, an affiliate and the largest stockholder of the Company, in exchange for (x) $107,391 in a convertible note (consisting of $100,000 in principal and $7,391 in accrued and unpaid interest) owed by the Company to Concorde and issued on August 1, 2006 and (y) $25,500 in a convertible note owed by the Company to Concorde and issued on May 29, 2007. The conversion price for both of these notes was $1.00 per share of Common Stock.

In June and July 2007, the Company sold an additional 150,000 and 5,000, respectively, shares of its Common Stock for an aggregate of $155,000 in cash in the second Regulation E offering. The Offering Circular was amended on August 30, 2007 to keep the offering open until October 15, 2007. On October 16, 2007, the Company extended the offering until November 15, 2007. The net cash proceeds from the second Regulation E offering have been $525,001 through October 31, 2007. No sales of shares of Common Stock in the second Regulation E offering were made by the Company from August-December 2007.

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

On April 23, 2004, Blackhawk issued 8,500,000 shares of Series A preferred stock and 11,000,000 shares of common stock to its founders at $.00001 per share for a total of $195. Between September 27, 2004 and December 31, 2005, Blackhawk sold 17,126,781 shares of its common stock at $.01 per share for a total of $171,268, which includes 6,143,200 shares issued to Concorde paid for by reducing a portion of amounts owing to Concorde of $61,432. These shares were sold pursuant to an offering under Regulation E under the Securities Act. On November 9, 2005, the board of directors rescinded the issuance of shares of preferred stock to Concorde. Blackhawk refunded to Concorde the $85 that Concorde paid for the shares. Concorde waived any rights it may have against Blackhawk in connection with the issuance and stated that it will not assert any claim against Blackhawk. On November 12, 2005, certain investors returned 4,500,000 shares of common stock and were refunded $45 on March 22, 2006. Each investor waived any rights he or she may have against Blackhawk in connection with the issuance and stated that he or she will not assert any claim against Blackhawk. On November 29, 2005, Blackhawk amended its Certificate of Incorporation in the State of Delaware to eliminate the right to issue preferred shares. As of November 29, 2005, all outstanding shares are common shares.

Blackhawk has a net loss for the year ended December 31, 2007, liabilities in excess of assets at December 31, 2007 and has not yet invested in eligible companies. Blackhawk intends to raise capital through another proposed offering and access the equity markets to raise cash to fund investments. Since inception, Blackhawk's operations have been principally funded by Concorde. Blackhawk is presently dependent on Concorde to provide capital and liquidity needs. Concorde has agreed to provide sufficient capital to operate through December 31, 2008.

Subsequent Events

Pursuant to the Company's third Regulation E offering which commenced on November 30, 2007, as of March 24, 2008, the Company sold an aggregate of 698,112 shares of common stock to five purchasers at a purchase price of $1.00 per share for an aggregate of $698,112. Selling commissions of $69,311 were paid to Richard J. Kelly, prior selling agent for the Company, out of the $698,112, netting $628,801 to the Company. The Offering is open until November 28, 2008. Sales of additional shares in the Offering was suspended on March 24, 2008 after the Company received a comment letter from the SEC on its Form 1-E/A for the Offering on file with the SEC; the Company will resume the Offering after it files a response letter and amended Form 1-E/A with the SEC. The Company received another $100,000 from an investor for the purchase of shares which the Company is holding in escrow; the Company plans on closing on this money out of escrow when it complies with the SEC matters described above.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

There have not been any significant changes in Blackhawk's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Blackhawk's internal control over financial reporting.

Item 9A(T). Controls and Procedures

Management Report on Internal Control Over Financial Reporting

The management of Blackhawk is responsible for establishing and maintaining adequate internal control over financial reporting. Blackhawk's internal control system is a process designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

Blackhawk's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of Blackhawk; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Blackhawk's assets that could have a material effect on Blackhawk financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Blackhawk's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of December 31, 2007, Blackhawk's internal control over financial reporting is ineffective for two reasons: (1) Blackhawk has a material weakness in its internal controls due to a lack of segregation of duties, and (2) Blackhawk lacks the resources to hire additional personnel to perform this function until it raises additional capital.

This annual report does not include an attestation report of Blackhawk's independent registered public accounting firm, Eisner LLP, regarding internal control over financial reporting. Management's report was not subject to attestation by Blackhawk's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information

This Section is not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information concerning our directors and executive officers:

Name and Address	Age	Position Held with Company

Dr. Craig A. Zabala(1)	56	President, Chief Executive
P.O. Box 360		Officer, Acting Chief
Greene Street Station		Financial Officer, Acting
New York, New York 10012		Chief Compliance Officer, Secretary, Chairman

Robert M. Fujii(2)(3)	58	Vice President
1624 Acton Street
Berkeley, California 94702

Robert J. Francis(3)	37	Director
5416 South 161st Street Omaha, NE 68135
Janet Buxman Kurihara(3)	49	Director
11007 North Cottontail Lane
Parker, Colorado 80138

Randy Tejral(3)	52	Director
6529 Pine Ridge Road
Elkhorn, Nebraska 68022

Mick Woodwards(1)(3)	49	Director
4849 Woodruff Avenue
Lakewood, California 90713

(1)	Control person as defined in Section 2(a)(1) of the Investment Company Act.

(2)	Resigned as Chief Financial Officer on March 17, 2006; assumed the position of Vice President on March 24, 2006.

(3)	Minority shareholder of The Concorde Group, Inc.

The following is a brief summary of the background of each executive officer and director:

Dr. Craig A. Zabala is the Founder, Chairman, President, and Chief Executive Officer of The Concorde Group, Inc., a financial services holding company, since February 1998; Chairman, President, and Chief Executive Officer of Concorde Europe Inc. founded September 12, 2002; Chairman, President, and Chief Executive Officer of Concorde Europe, Ltd., a company formed under the Laws of Wales and England, founded April 18, 2001; Founder, Chairman, President and Chief Executive Officer of DBL Holdings, LLC (dba Drexel Burnham Lambert) founded May 9, 2000; and Founder, Chairman, President and Chief Executive Officer of Blackhawk Capital Group BDC, Inc. (OTCBB: BHCG) founded April 22, 2004.

From 1998 to 2002, he was Scholar in Residence and Visiting Lecturer at the Zicklin School of Business and the Department of Finance, Graduate School, Baruch College, City University of New York, where he taught an MBA course on Entrepreneurial Strategy and a course on Special Topics in Investment Banking for the M.S. degree in Finance. Additionally, Dr. Zabala was on the editorial board of Global Focus, an academic journal on international business, economics, and social policy at the Zicklin School of Business.

From 2002 to 2003, he was a Registered Representative and an Investment Advisor with Brean Murray & Co., Inc. in New York City. From 1999 to 2001, Dr. Zabala was Senior Vice President of Merchant Banking and Investment Advisor with Trautman, Wasserman & Company, a merchant bank and broker dealer in New York City under a joint venture with Concorde. Prior to this, from 1997 to 1998, Dr. Zabala was Vice President and Investment Advisor, Private Client Group, Merrill Lynch & Co., New York City. From 1996 to 1997, Dr. Zabala was an investment banker at Baird Patrick & Company, Inc., New York City. Prior to this, from 1994 to 1995, Dr. Zabala was an Acting Chief Financial Officer and Investment Banker at Gilman Securities, Inc. in New York City. From 1992 through April 1996, Dr. Zabala was Vice Chairman of the Board of Directors of Golf Reservations of America, Inc., Sherman Oaks, California.

From 1991 to 1993, Dr. Zabala was a Visiting Scholar and Visiting Lecturer, teaching the following courses, Entrepreneurship, Venture Capital and Applied Finance, at the Walter A. Hass School of Business, University of California at Berkeley. From 1990 to 1991, he was a Visiting Fellow at the School of Industrial and Business Studies, University of Warwick, Coventry, England. From 1989 to 1990, he was Vice President of Corporate Finance at D.H. Blair and Company. From 1986 to 1990, he served as Assistant Professor of Management at the School of Management, Rensselaer Polytechnic Institute, in Troy, New York.

Dr. Zabala was a Doctoral Fellow conferred by the U.S. Senate (1979 to 1981) and an Economist at the U.S. Department of Labor (1979 to 1982) and an Economist at the U.S. Department of Commerce (1982 to 1986) in Washington, D.C. During part of his career in Washington, D.C., he was also employed full-time as an autoworker from 1976 to 1983 at the General Motors Assembly Division, General Motors Corporation, Van Nuys, California, where he worked and also carried out research on production relations for his doctoral research on the U.S. automobile industry.

Dr. Zabala received his A.B., magna cum laude, Pi Gamma Mu and Phi Beta Kappa, in 1974, and Chancellor Fellow conferred by the Graduate Division (1974 to 1983) leading to the M.A. in 1977 and Ph.D. in 1983 from the University of California, Los Angeles, and was also a Postdoctoral Scholar in 1986 at the University of California, Los Angeles. He also pursued graduate studies in production theory and econometrics in the Department of Economics, The George Washington University, Washington, D.C., from 1980 to 1984. He is currently pursuing a MSc degree in finance with a focus on globalization at the Center for Financial and Management Studies, School of Oriental and African Studies, University of London, United Kingdom since 2003.

Robert M. Fujii is a Vice President at Blackhawk. He also holds positions as Chief Financial Officer of The Concorde Group, Inc. and Acting Chief Financial Officer of Concorde Commercial Finance, LLC. Mr. Fujii was previously a financial consultant for Craig A. Zabala & Company, a business consulting company in New York City. From 1992 to 1993, Mr. Fujii worked as a financial analyst for Nichirei Foods America sales office in San Francisco. From 1979 to 1992, Mr. Fujii worked as the Supervisor of Budgets and General Accounting for Varian Associates, Inc., a manufacturer of scientific measuring instruments, located in Walnut Creek, California. He received his BA in Biochemistry in 1971 from the University of California at Berkeley and an MBA in International Business and Finance from the Haas School of Business, University of California at Berkeley in 1993.

Robert J. Francis is the founder and Vice President of Omaha Telecom, LLC, a telecommunications construction and service company in Omaha, Nebraska. Mr. Francis has been a director of Blackhawk since March 2005.

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

Randy Tejral is retired and is a private investor in residential real estate. Mr. Tejral was the founder and President of Tejral Masonry, Inc., a masonry construction firm in Omaha, Nebraska. Mr. Tejral has been a director of Blackhawk since March 2005.

Mick Woodwards has been a director of Blackhawk since August 2004. Since November 1993, Mr. Woodwards has been owner of Lakewood Rent-All, a party rental firm in Lakewood, California.

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

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and by acting pursuant to unanimous written consent without a meeting. From January 1, 2007 to December 31, 2007, the Board of Directors held four (4) meetings in person or by teleconference. During 2007, the Board of Directors also acted by unanimous written consent seven (7) times.

Blackhawk does not have any board committees, including an audit committee.

Blackhawk does not have a nominating committee or committee performing similar functions. Blackhawk's Board of Directors believes that it is appropriate for Blackhawk not to have such a committee because of the costs associated with such process and that Blackhawk has not yet raised sufficient capital or made its first portfolio investment. All directors participate in the consideration of director nominees.

Blackhawk does not have any procedures by which security holders may recommend nominees to its board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of filings with the Securities and Exchange Commission, we believe that all our directors, executive officers and 10% beneficial owners complied during fiscal 2007 with the reporting requirements of Section 16(a) of the Exchange Act.

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

Blackhawk's Board of Directors does not have a standing compensation committee or committee performing similar functions. It is the view of the Board of Directors that it is inappropriate for Blackhawk to have such a committee because Blackhawk to date has not raised sufficient capital, has not made its first portfolio investment and except as noted in the previous paragraph, has not paid any compensation to its officers and directors.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Class

Dr. Craig A. Zabala	1,832,500	(1)(2)	5.75%
P.O. Box 360
Greene Street Station
New York, New York 10012

The Concorde Group, Inc.	10,317,681	(3)	32.38%
14 Wall Street, 11th Floor
New York, New York 10005

Robert M. Fujii(4)	500,000		1.57%
1624 Acton Street
Berkeley, California 94702

Robert J. Francis(4) 5416 South 161st Street Omaha, Nebraska 68135	0		0%

Janet Buxman Kurihara(4)	0		0%
11007 North Cottontail Lane
Parker, Colorado 80138

Randy Tejral(4) 6529 Pine Ridge Road Elkhorn, Nebraska 68022	0		0%

Mick Woodwards(4)	1,320,269		4.14%
4849 Woodruff Avenue Lakewood, California 90713

Doreen McCarthy(5) 426 Broome Street New York, NY 10013	2,245,000		7.04%

All Executive Officers and	3,652,769		11.46%
Directors as a Group (6 Persons)

(1)
Excludes 10,317,681 shares of common stock and held by The Concorde Group, Inc. of which Dr. Zabala is the control person. Includes 100,000 shares held in Uniform Transfer to Minors accounts for Dr. Zabala's two nieces.

(2)	Dr. Craig A. Zabala may be deemed to be a control person of Blackhawk as defined in Section 2(a)(1) of the Investment Company Act of 1940, as amended.

(3)	Dr. Craig A. Zabala is an officer, director and controlling stockholder of The Concorde Group, Inc.

(4)	The individual listed is a less than one percent (1%) shareholder of The Concorde Group, Inc.

(5)	An aggregate of 165,000 shares are held in UTMA accounts for Ms. McCarthy's nieces, nephews and close family friends.

Item 13. Certain Relationships and Related Transactions

Concorde owns 10,317,681 shares of Blackhawk Common Stock, representing 33% of the outstanding shares of Common Stock. Craig A. Zabala, Chairman and President of Concorde, is also Chairman and President of Blackhawk, and controls Concorde through his 73% stock ownership of Concorde. He also owns or controls 1,832,500 shares of Blackhawk Common Stock, representing 5.86% of the outstanding shares of Blackhawk Common Stock. Concorde and Zabala may be deemed to control Blackhawk.

During 2004, 2005 and 2006, the Company borrowed $91,908, $13,281 and $133,005, respectively, from Concorde to fund the formation of Blackhawk, offering costs for the offering plan and operating expenses. Of the amount borrowed in 2006, $100,000 was evidenced by a demand convertible note bearing interest at 8.25% per annum convertible after November 1, 2006 into common stock of the company at a price of $1.00 per share. The balance of borrowings were non-interest bearing and are due on demand. The borrowings were approved unanimously by the board of directors of Blackhawk as fair and in the best interest of Blackhawk.

In 2007, 2006 and 2005, the Board of Directors unanimously voted to allow Concorde to convert amounts due to Concorde of $68,847 (evidenced by a non-interest bearing promissory note due on demand) and $61,432, respectively into 6,884,700 and 6,143,200 shares respectively of common stock at $.01 per share, which was the offering price set forth in Blackhawk’s Form 1-E and its Offering Circular for its first Regulation E offering, which the Board of Directors approved unanimously and determined was in the fair and best interest of Blackhawk.

At December 31, 2007 and 2006, outstanding non-interest bearing borrowings due to Concorde amount to $0 and $8,000, respectively.

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

On May 29, 2007, Blackhawk issued a convertible note in the principal amount of $25,500 ("Note") to Concorde. The Note evidenced a loan from Concorde to the Company for advances of $17,500 during the nine months ended September 30, 2007 together with $8,000 of advances made to the Company prior to January 1, 2007. The advances were used to fund a portion of expenses incurred by the Company consisting of legal fees and expenses, accounting fees and expenses, general and administrative expenses. The Note is repayable upon demand and does not bear interest. The Note is convertible into shares of common stock of the Company at a conversion rate of one share of common stock per $1.00 of principal amount of Note converted, the price per share in the Company's second Regulation E offering. The transaction was approved by unanimous written consent by the Board of Directors of the Company as being fair and in the best interests of the Company. On June 4, 2007, pursuant to the terms of the Note, Concorde converted the $25,500 principal amount of the Note into 25,500 shares of Common Stock at $1.00 of principal amount of Note converted, the price per share in the Company's second Regulation E offering.

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

Director Independence

The Board of Directors has determined that all of the directors except Craig A. Zabala and Mick Woodwards are "independent" under NASDAQ Corporate Governance Listing Standards, as well as in the assessment of the Board of Directors. Blackhawk does not have any audit, compensation, nominating or governance committee of the Board of Directors. The Board of Directors based this determination on a review of the responses of the directors and executive officers to oral questions regarding employment and compensation history, affiliations and family and other relationships and on discussions with directors.

Item 14. Principal Accountant Fees and Services

1.	AUDIT FEES

The aggregate fees billed by Eisner LLP for professional services rendered for the audit of our financial statements for fiscal year 2007 and 2006 were $61,219 and 14,223, respectively.

The aggregate fees billed by Paritz & Company, P.A. for professional services rendered for the audit of our financial statements for fiscal year 2005 were $3,915.

2.	AUDIT-RELATED FEES

The aggregate fees billed during the period of December 31, 2007 for assurance and related services by Eisner LLP that are reasonably related to the performance of the audit or review of Blackhawk's financial statements was $0.

The aggregate fees billed during the year ended December 31, 2005 for assurance and related services by Paritz & Company, P.A. that are reasonably related to the performance of the audit or review of Blackhawk's financial statements was $0.

3.	TAX FEES

The aggregate fees billed for the period ended December 31, 2007 for professional services rendered by Eisner LLP for tax compliance, tax advice and tax planning was $0.

The aggregate fees billed for the year ended December 31, 2005 for professional services rendered by Paritz & Company, P.A. for tax compliance, tax advice, and tax planning was $0.

4.	ALL OTHER FEES

The aggregate fees billed for the year ended December 31, 2007 by Eisner LLP other than services reported above was $0.

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
Craig A. Zabala Chairman, President and Chief Executive Officer Dated: March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig A. Zabala	/s/ Robert M. Fujii
Craig A. Zabala	Robert M. Fujii
Chairman, President and Chief Executive Officer	Vice President

Dated: March 28, 2008	Dated: March 28, 2008

/s/ Craig A. Zabala	/s/ Robert J. Francis
Craig A. Zabala	Robert J. Francis
Acting Chief Financial Officer Principal Accounting Officer	Director

Dated: March 28, 2008	Dated: March 28, 2008

/s/ Janet Buxman Kurihara	/s/ Randy Tejral
Janet Buxman Kurihara	Randy Tejral
Director	Director

Dated: March 28, 2008	Dated: March 28, 2008

/s/ Mick Woodwards
Mick Woodwards
Director

Dated: March 28, 2008

BLACKHAWK CAPITAL GROUP BDC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Blackhawk Capital Group BDC, Inc.

We have audited the accompanying statement of assets and liabilities of Blackhawk Capital Group BDC, Inc. (the “Company”) as of December 31, 2007 and 2006, including the schedule of investments as of December 31, 2007 and the related statements of operations, changes in net assets, capital deficit, cash flows and the financial highlights for each of the years in the two year period ended December 2007. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principle used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Blackhawk Capital Group BDC, Inc. as of December 31, 2007 and 2006, the results of its operations, the changes in its net assets, its cash flows and financial highlights for each of the years in the two year period ended December 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York

March 26, 2008

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blackhawk Capital Group BDC Inc.
New York, New York

We have audited the accompanying statements of operations, changes in net assets, stockholders’ equity and cash flows for the year ended December 31, 2005 and the financial highlights for the year ended December 31, 2005 and for the period from inception (April 22, 2004) to December 31, 2004. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, Blackhawk Capital Group BDC Inc.’s results of operations , its cash flows changes in stockholders’ equity and the changes in its net assets for the year ended December 31, 2005 and its financial highlights for the year ended December 31, 2005 and for the period from inception (April 22, 2004) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.
Hackensack, New Jersey
March 27, 2006

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31,
	2007	2006
MONEY MARKET
ASSETS:
Investment at fair value (cost $242,815)	$248,028	$-
Cash	4,450	637
Prepaid insurance	8,545	9,000
TOTAL ASSETS	261,023	9,637

LIABILITIES
Convertible note payable to affiliated company, including interest of $4,125	$-	$104,125
Due to affiliated company	-	8,000
Accrued expenses	298,258	193,936
TOTAL LIABILITIES	298,258	306,061

NET ASSETS (LIABILITIES)
Common stock, par value $.00001 per share
1,000,000,000 shares authorized,
31,169,372 and 30,511,481 shares issued
and outstanding in 2007 and 2006, respectively	312	305
Additional paid-in capital	805,853	147,968
Accumulated net investment loss	(848,613)	(444,697)
Net unrealized gain on investment	5,213	-
TOTAL NET (LIABILITIES)	(37,235)	(296,424)

TOTAL LIABILITIES AND NET (LIABILITIES)	261,023	$9,637

NET (LIABILITIES) PER COMMON SHARE	$(.00119)	$(.00972)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE	% OF TOTAL ASSETS
General Electric Capital Company 0% Due 2/29/08	Commercial paper	6/7/07	$168,000	$161,917	$168,000	64.4%

Federal Home Line Bank 5% due 1/28/08	Notes	11/2/07	$20,000	20,293	20,012	7.7%

Caterpillar Financial 5.75% due 3/15/08	Notes	11/2/07	$35,000	35,323	35,033	13.4%

Lehman Brother Holdings 4% Due 1/22/08	Notes	11/2/07	$25,000	25,282	24,983	9.6%
				242,815	248,028	95.0%

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
INVESTMENT INCOME:
Interest income	$3,263	$460	$1,139

TOTAL INVESTMENT INCOME	3,263	460	1,139

EXPENSES:
Professional fees	366,147	315,222	19,171
Advisory fee	3,117	-	-
Consulting fees to (affiliate in 2005)	-	21,502	12,000
Filing fees	8,767	12,914	8,848
Insurance	21,053	33,360	5,145
Interest expense to affiliate	3,266	4,125	-
Other	4,829	584	910

TOTAL EXPENSES	407,179	387,707	46,074

NET INVESTMENT (LOSS)	$(403,916)	$(387,247)	$(44,935)

UNREALIZED GAIN ON INVESTMENTS	5,213	-	-
NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	(398,703)	$(387,247)	$(44,935)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01290)	$(0.01371)	$(0.00220)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	30,896,792	28,248,018	20,436,775

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF CHANGES IN NET ASSETS

	YEAR ENDED DECEMBER 31,
	2007	2006	2005

DECREASE IN NET ASSETS (LIABILITIES) FROM OPERATIONS
Net investment loss	$(403,916)	$(387,247)	$(44,935)
Unrealized gain on investments	5,213	-	-
NET DECREASE IN NET ASSETS (LIABILITIES)
RESULTING FROM OPERATIONS	(398,703)	(387,247)	(44,935)

CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock sold	525,001	-	88,917
Conversion of notes and advances
to affiliate into common stock	132,891	68,847	61,432
Offering costs		-	(87,635)
Rescission of preferred stock - founder		-	(85)

NET INCREASE IN NET ASSETS (LIABILITIES)
FROM CAPITAL STOCK TRANSACTIONS	657,892	68,847	62,629

TOTAL INCREASE (DECREASE) IN NET ASSETS	259,189	(318,400)	17,694

NET ASSETS (LIABILITIES)- BEGINNING OF YEAR	(296,424)	21,976	4,282

NET ASSETS (LIABILITIES) END OF YEAR	$(37,235)	$(296,424)	$21,976

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
STATEMENTS OF STOCKHOLDERS‘ EQUITY (CAPITAL DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

		COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID-IN	NET UNREALIZED APPRECIATION ON	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INVESTMENT	LOSS
Balance- December 31, 2004	$4,282	8,591,901	$86	8,500,000	$85	$16,626	$-	$(12,515)

Sale of stock pursuant tooffering plan (at $.01 per share)	88,917	8,891,680	89	-	-	88,828	-	-

Conversion of a portion of amount owed to affiliate (at $.01 per share)	61,432	6,143,200	61	-	-	61,371	-	-

Rescinded preferred stock from founder (at $0.00001 per share)	(85)	-	-	(8,500,000)	(85)	-	-	-

Offering costs	(87,635)	-	-	-	-	(87,635)	-	-

Net decrease in assets resulting from operations	(44,935)	-	-	-	-	-	-	(44,935)

Balance-December 31, 2005	21,976	23,626,781	236			79,190	-	(57,450)

Net decrease in assets resulting from operations	(387,247)	-	-	-	-	-	-	(387,247)

Conversion of a portion of amount owed to affiliate (at $.01 per share)	68,847	6,884,700	69	-	-	68,778	-	-

Balance - December 31, 2006	(296,424)	30,511,481	305	-	-	147,968	-	(444,697)

Net decrease in assets resulting from operations	(398,703)	-	-	-	-		5,213	(403,916)

Sale of stock pursuant to offering plan (at $1.00 per share)	525,001	525,000	6	-	-	524,995	-	-

Conversion of amount owed to affiliate (at $1.00 per share)	132,891	132,891	1	-	-	132,890	-	-

Balance-December 31,2007	$(37,235)	31,169,372	$312	-	$-	$805,853	$5,213	$(848,613)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in
net assets resulting from operations	$(398,703)	$(387,247)	$(44,935)
Unrealized gain on investments	(5,213)
Purchase of Investments	(391,226)	-	-
Proceeds from sale and redemption of investments	151,676
Adjustments to reconcile net decrease:
Increase in accrued expenses and interest	104,323	180,525	12,536
(Decrease) Increase in prepaid expenses	455	(3,478)	(5,522)
NET CASH USED IN OPERATING
AND INVESTING ACTIVITIES	(538,688)	(210,200)	(37,921)
CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	-	-	-
Deferred offering costs	-	-	-
Net proceeds from the issuance of stock	525,001	-	88,917
Proceeds from issuance of convertible note to affiliated company	-	100,000	-
Advance from affiliated company	17,500	33,005	13,281
Due to former stockholder in connection with common stock rescission	-	(45)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	542,501	132,960	102,198

NET INCREASE (DECREASE) IN CASH	3,813	(77,240)	64,277

CASH - BEGINNING OF YEAR	637	77,877	13,600

CASH - END OF YEAR	$4,450	$637	$77,877
Non-cash financing activities:
Conversion of amount due affiliated company into Common stock	$132,891	$68,847	$61,432

Rescinded preferred stock	$-	$-	$85

Deferred offering costs charged to additional paid-in capital	$-	$-	$87,635

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

1	SIGNIFICANT ACCOUNTING POLICIES

Business description

Blackhawk Capital Group BDC Inc. (“The Company” or “Blackhawk”) was incorporated in the State of Delaware on April 22, 2004.

On September 20, 2004 the Company filed a Form N-54A, Notification with the Securities and Exchange Commission (“SEC”) electing to become a Business Development Company pursuant to Section 54(a) of the Investment Company Act of 1940. As a business development company, Blackhawk will be able to acquire interests in small private businesses, as well as non-dividend paying public companies.

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

The Company has a net loss for the year ended December 31, 2007 of $398,703 and liabilities in excess of assets of ($37,235) as of December 31, 2007. For the year ended December 31, 2007, the Company raised net cash proceeds of $525,001 through a Regulation E offering under the Securities Act of 1933, as amended (“Securities Act”) which commenced on November 16, 2006. Prior to such offering, the Company’s operations have been principally funded by The Concorde Group Inc. (“Concorde”), a corporation controlling Blackhawk and controlled by the founder and an affiliate of the Company. The Company is presently dependent on Concorde to provide capital and liquidity needs. Concorde has agreed to provide sufficient capital to operate through January 1, 2009.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, "Accounting For Income Taxes," the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company adopted the provisions of Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) effective January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no adjustment for uncertain tax provisions.  At the adoption date of January 1, 2007, the Company had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that is more likely than not to be realized.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.  As of December 31, 2007, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The tax years 2004 through 2007 remain open to examination by the major tax jurisdictions to which we are subject.

Revenue recognition

•	Unrealized gain and losses resulting from the change in the valuation of investments are reflected in the statement of operations.

•	Interest income is recorded on the accrual basis.

•	Realized gains or losses on investments are recorded on a trade date basis.

Investments

The Company's investments are carried at fair value.

New accounting pronouncement

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value. It also expands the disclosures about the use of fair value to measure assets and liabilities. SFAS 157 is effective the first fiscal year beginning after November 15, 2007 which for the company is January 1, 2008. The adoption of SFAS 157 will not have a material impact on the Company’s financial statements.

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

Pursuant to the Company's Regulation E Offering, as of June 4, 2007, the Company sold an aggregate of 502,891 shares of common stock, $.00001 par value per share ("Common Stock"), at a purchase price of $1.00 per share, to four (4) accredited investors for an aggregate amount of $502,891. The sale consisted of the following: (i) 370,000 shares sold to three (3) accredited investors for the purchase price of $1.00 per share, or an aggregate of $370,000; and (ii) the issuance of 132,891 shares to Concorde, an affiliate and the largest stockholder of the Company, in exchange for (x) $107,391 in a convertible note (consisting of $100,000 in principal and $7,391 in accrued and unpaid interest) owed by the Company to Concorde and issued on August 1, 2006 and (y) $25,500 in a convertible note owed by the Company to Concorde and issued on May 29, 2007. The conversion price for both of these notes was $1.00 per share of Common Stock.

In June and July 2007, the Company sold an additional 150,000 and 5,000, respectively, shares of its Common Stock for an aggregate of $155,000 in cash in the Regulation E offering. The Offering Circular was amended on August 30, 2007 to keep the offering open until October 15, 2007. On October 16, 2007, the Company extended the offering until November 15, 2007. The net cash proceeds from the Regulation E offering have been $525,001 through October 31, 2007. No sales of shares of Common Stock in the Regulation E offering were made by the Company from August -December 2007.

3 INCOME TAXES

The net deferred tax asset in the accompanying balance sheets include the following amounts of deferred tax assets and liabilities.

Deferred Tax Assets	2007	2006
Capitalized Startup Costs	$382,000	$200,000
Valuation Allowance	(382,000)	(200,000)
Net Deferred Tax Asset	$-	$-

The deferred tax assets represent the benefit of its capitalized startup costs. The Company has provided a full valuation allowance for such deferred tax assets due to uncertainty to realize such benefits in the future.

The difference between the statutory tax rate of 34% and the company's effective tax rate is due to the increase in the valuation allowance of $182,000 (2007) and $174,000 (2006) and certain expenses not deductible for tax purposes.

As of December 31, 2007, the Company had no net operating loss carryforward. All of the startup costs were capitalized for tax purposes.

4 RELATED PARTY TRANSACTIONS

During 2004, 2005 and 2006 the company borrowed $91,908, $13,281 and $133,005, respectively, from Concorde to fund the formation of Blackhawk, offering costs for the offering plan and operating expenses. Of the amount borrowed in 2006, $100,000 was evidenced by a demand convertible note bearing interest at 8.25% per annum convertible after November 1, 2006 into common stock of the company at a price of $1.00 per share or the price per share of the Company’s next Regulation E offering. The balance of borrowings were non-interest bearing and are due on demand. The borrowings were approved unanimously by the Board of directors of Blackhawk as fair and in the best interest of Blackhawk.

In 2006 and 2005, the Board of Directors unanimously voted to allow Concorde to convert amounts due to Concorde of $68,847 (evidenced by a non-interest bearing promissory note due on demand) and $61,432, respectively into 6,884,700 and 6,143,200 shares respectively of common stock at $.01 per share, which was the offering price set forth in Blackhawk’s Form 1-E and its Offering Circular, which the Board of Directors approved unanimously and determined was in the fair and best interest of Blackhawk.

At December 31, 2006, outstanding non-interest bearing borrowings due to Concorde amount to $ 8,000.

The Company owed Concorde $100,000 plus accrued interest of $4,125 which was evidenced by a demand convertible note bearing interest at 8.25% per annum convertible after November 1, 2006 into common stock of the Company at a price of $1.00 per share, or the price per share of the Company’s Regulation E Offering. On June 4, 2007 Concorde converted the note (including accrued interest of $7,391) into 107,391 shares of common stock.

On May 29, 2007, Blackhawk issued a convertible note in the principal amount of $25,500 ("Note") to Concorde. The Note evidenced a loan from Concorde to the Company for advances of $17,500 during 2007 together with $8,000 of the advances referred to above made to the Company prior to January 1, 2007. The advances were used to fund a portion of expenses incurred by the Company consisting of legal fees and expenses, accounting fees and expenses, general and administrative expenses. The Note is repayable upon demand and does not bear interest. The Note is convertible into shares ("Shares") of common stock of the Company at a conversion rate of one share of common stock per $1.00 of principal amount of Note converted, the price per share in the Company's Regulation E offering. The transaction was approved by unanimous written consent by the Board of Directors of the Company as being fair and in the best interests of the Company. On June 4, 2007, pursuant to the terms of the Note, Concorde converted the $25,500 principal amount of the Note into 25,500 shares of Common Stock at $1.00 of principal amount of Note converted, the price per share in the Company's Regulation E offering.

Blackhawk paid a consulting fee of $12,000 to a former vice president and stockholder of the Company during the year ended December 31, 2005.

The Company shares office space and other administrative functions with Concorde at no charge to the Company. The Company expects to pay fair market value for such services on a prospective basis following the close of its next offering.

5.  INVESTMENT ADVISORY AGREEMENT; CONSULTING AGREEMENT

Blackhawk has engaged Barak Asset Management, LLC, a Delaware limited liability company (“Barak”) and an investment adviser registered under the Investment Advisers Act of 1940 (“Advisers Act”), to serve as an investment adviser to Blackhawk and manage its portfolio of investments.

Investment advisory fees are calculated based upon the average cash value of assets at the end of each quarter including the value of any withdrawals from the assets made during that quarter ranging from 0.50% to 1.80% of assets managed. Fees shall be billed and payable quarterly (or a prorated period, when applicable)

For the year ended December 31, 2007, the Company incurred fees to Barak in the amount of $3,117.

Blackhawk has entered into an agreement dated September 12, 2006 with Robert S. Tull, Jr. for a three-year term (the "Agreement"). Under the Agreement, Mr. Tull will consult with the Blackhawk Board of Directors on investments and have the following duties: consulting Blackhawk's Board of Directors on investment decisions and strategies, consulting on investment diversification in the strategies and consulting on investment opportunities. Pursuant to the Agreement, the Blackhawk Board of Directors will determine Mr. Tull's compensation when it closes its third Regulation E offering and has sufficient proceeds to compensate Mr. Tull. Mr. Tull is not a registered investment adviser. As of December 31, 2007, the Company has not incurred any liability to Mr. Tull.

6 ACCRUED EXPENSES

Accrued expenses at December 31, 2006 and 2005 consist principally of legal expense.

7 SUBSEQUENT EVENTS

Pursuant to the Company’s third Regulation E offering which commenced on November 30, 2007, as of March 24, 2008, the Company sold an aggregate of 698,112 shares of common stock to five purchasers at a purchase price of $1.00 per share for an aggregate of $698,112. Selling commissions of $69,311 were paid to Richard J. Kelly, prior selling agent for the Company, out of the $698,112, netting $628,801 to the Company. The Offering is open until November 28, 2008. Sales of additional shares in the Offering was suspended on March 24, 2008 after the Company received a comment letter from the SEC on its Form 1-E/A for the Offering on file with the SEC; the Company will resume the Offering after it files a response letter and amended Form 1-E/A with the SEC. The Company received another $100,000 from an investor for the purchase of shares which the Company is holding in escrow; the Company plans on closing on this money out of escrow when it complies with the SEC matters described above.

8 FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2007, 2006 and 2005 and the period from inception (April 22, 2004) to December 31, 2004.

	YEAR ENDED DECEMBER 31,
	2007	2006	2005	FROM INCEPTION (APRIL 22, 2004) TO DECEMBER 31, 2004
Per Share Data:
Net asset value - beginning of period	$(0.00972)	$0.00093	$0.00050	$0.00001

Net investment loss *	(0.01307)	(0.01371)	(0.00220)	(0.00179)
Issuance of common stock	1.00000	0.01000	0.00417	0.00796
Net realized and unrealized gain(loss)**	$(0.97840)	(0.00694)	(0.00154)	(0.00568)

Net asset (liability) value - end of period	$(0.00119)	(0.00972)	0.00093	.00050

Total return based on net asset value ***	(135%)	(1,474%)	(440%)	(17,900%)

Common shares outstanding - end of period****	31,169,372	30,511,481	23,626,781	8,591,901

Ratio/Supplemental Data:
Net assets (liabilities) - end of period	(37,235)	$(296,424)	$21,976	$4,282

Ratio of net investment loss to average net assets*****	(813%)	(3,524%)	(91%)	(1,212%)

Ratio of operating expenses to average net assets*****	819%	3,528%	94%	1,213%

*	Calculated based on average shares outstanding during period

**	Net realized and unrealized gain(loss) represents the dilutive effect of share issuance. This caption used per the AICPA Audit and Accounting Guide for investment Companies Section 7.74 (c)

***	Total returns for periods of less than one year are not annualized

****	Common shares outstanding are reduced by rescinded shares

*****	Annualized for periods less than one year