Form 10-Q
period 2008-03-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2008-05-08
CIK 1294345

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden
hours per response…192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filers. See definition, or a smaller reporting company of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on May 6, 2008
Common Stock, $0.00001 par value	31,867,484

SEC 1296 (12-05)       Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	MARCH 31, 2008	DECEMBER 31, 2007
	(Unaudited)
ASSETS:
Investment at fair value (cost $530,933 and $242,815)	$529,800	$248,028
Cash	200,680	4,450
Restricted Cash	100,000
Prepaid insurance	3,418	8,545

TOTAL ASSETS	$833,898	$261,023

LIABILITIES

Due to investor	$100,000	$-
Accrued expenses	265,480	298,258
TOTAL LIABILITIES	365,480	298,258

NET ASSETS (LIABILITIES)
Common stock, par value $.00001 per share 1,000,000,000 shares authorized, 31,867,484 and 31,169,372 shares issued and outstanding in 2008 and 2007, respectively	319	312
Additional paid-in capital	1,434,647	805,853
Accumulated net investment loss	(965,415)	(848,613)
Net unrealized gain/(loss) on investment	(1,133)	5,213
TOTAL NET ASSETS/(LIABILITIES)	468,418	(37,235)

TOTAL LIABILITIES AND NET ASSETS/(LIABILITIES)	$833,898	$261,023

NET ASSETS/(LIABILITIES) VALUE PER COMMON SHARE	$0.01470	$(.00119)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)

MARCH 31, 2008

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE	% OF TOTAL ASSETS
Federal Home Loan Bank 5.125% due 8/8/08	Notes	2/13/08	30,000	$30,386	$30,305	3.6%
Federal National Mortgage 4.75% due 8/25/08	Notes	2/13/08	50,000	51,679	50,503	6.1%
General Electric Capital 3.375% due 8/15/08	Notes	2/15/08	25,000	25,165	24,995	3.0%
US Treasury Bill 0% due 4/10/08	Notes	2/22/08	25,000	24,930	24,994	3.0%
General Electric Capital 3.5% due 5/1/08	Notes	2/26/08	50,000	50,654	50,009	6.0%
US Treasury Strip 0% due 8/15/08	Notes	2/28/08	50,000	49,640	49,734	6.0%
US Treasury Bill 0% due 8/28/08	Notes	2/28/08	80,000	79,211	79,523	9.5%
US Treasury Bill 0% due 4/15/08	Notes	2/28/08	50,000	49,862	49,976	6.0%
US Treasury Bill 0% due 4/15/08	Notes	3/4/08	70,000	69,835	69,966	8.4%
US Treasury Bill 0% due 5/29/08	Notes	3/4/08	100,000	99,571	99,795	12.0%
				$530,933	$529,800	63.5%

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
INVESTMENT INCOME:
Interest income	$8,116	$-
TOTAL INVESTMENT INCOME	8,116	-

EXPENSES:
Professional fees	112,805	87,525
Advisory fees	2,400	-
Filing fees	4,070	1,907
Insurance	5,471	5,491
Interest expense to affiliate	-	2,865
Other	172	-
TOTAL EXPENSES	124,918	97,788

NET INVESTMENT (LOSS)	(116,802)	(97,788)
UNREALIZED LOSS ON INVESTMENTS	(6,346)	-
NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(123,148)	$(97,788)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00390)	$(0.00320)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	31,541,123	30,511,481

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS/(LIABILITIES)

	THREE MONTHS ENDED MARCH 31, 2008	YEAR ENDED DECEMBER 31, 2007
	(Unaudited)

DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(116,802)	$(403,916)
Unrealized (loss) gain on investments	(6,346)	5,213
NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	(123,148)	(398,703)

CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock sold	698,112	525,001
Conversion of notes and advances
to affiliate into common stock	-	132,891
Offering costs	(69,311)	-

NET INCREASE IN NET ASSETS FROM
CAPITAL STOCK TRANSACTIONS	628,801	657,892

TOTAL INCREASE IN NET ASSETS	505,653	259,189

NET ASSETS/(LIABILITIES) - BEGINNING OF PERIOD	(37,235)	(296,424)

NET ASSETS/(LIABILITIES) - END OF PERIOD	$468,418	$(37,235)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

	COMMON STOCK			PREFERRED STOCK		ADDITIONAL PAID-IN	NET UNREALIZED APPRECIATION (DEPRECIATION) ON	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INVESTMENT	LOSS
Balance - December 31, 2006	$(296,424)	30,511,481	$305	-	$-	$147,968	$-	$(444,697)

Net decrease in assets resulting from operations	(398,703)	-	-	-	-		5,213	(403,916)

Sale of stock pursuant to offering plan (at $1.00 per share)	525,001	525,000	6	-	-	524,995	-	-

Conversion of amount owed to affiliate (at $1.00 per share)	132,891	132,891	1	-	-	132,890	-	-

Balance-December 31,2007	$(37,235)	31,169,372	$312	-	$-	$805,853	$5,213	$(848,613)

Net decrease in assets resulting from operations	(123,148)						(6,346)	(116,802)

Sale of stock pursuant to offering plan (at $1.00 per share	698,112	698,112	7	-	-	698,105

Offering costs	(69,311)					(69,311)

Balance-March 31, 2008 (Unaudited)	$468,418	31,867,484	$319	-	$-	$1,434,647	$(1,133)	$(965,415)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2008	2007

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in
net assets resulting from operations	$(123,148)	$(97,788)
Unrealized loss on investments	1,133
Purchase of Investments	(530,905)
Proceeds from sale and redemption of investments	248,000
Adjustments to reconcile net decrease:
(Decrease) Increase in accrued expenses and accrued interest	(32,778)	79,658
Decrease in prepaid expenses	5,127	5,400

NET CASH USED IN OPERATING AND INVESTING ACTIVITIES	(432,571)	(12,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	(69,311)	-
Proceeds from the issuance of stock	698,112
Advance from affiliated company	-	12,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	628,801	12,500

NET INCREASE (DECREASE) IN CASH	196,230	(230)

CASH – BEGINNING OF PERIOD	4,450	637

CASH – END OF PERIOD	200,680	$407

Supplemental Disclosure

During March 2008, the Company received $100,000 from an investor which was recorded as restricted cash. Subsequently, the funds were returned to the investor in April 2008.

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2008
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

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

Basis of presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2007 financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.

The Company had a net loss for the three-month period ended March 31, 2008 of $123,148 and total net assets of $468,418 as of March 31, 2008. For the three months ended March 31, 2008 the Company raised net cash proceeds of $628,801 through a Regulation E offering under the Securities Act of 1933, as amended ("Securities Act") which commenced on November 30, 2007. Prior to such offering, the Company’s operations have been principally funded by two prior Regulation E offerings and by The Concorde Group, Inc. (“Concorde”), a corporation controlled by the founder and an affiliate of the Company. To the extent that current resources are not sufficient for the Company to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to operate through April 1, 2009.

Revenue recognition

Unrealized gain and losses resulting from the change in the valuation of investments are reflected in the condensed statement of operations.

Interest income is recorded on the accrual basis.

Realized gains or losses on investments are recorded on a trade date basis.

Use of Estimates

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

New accounting pronouncement

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value. It also expands the disclosures about the use of fair value to measure assets and liabilities. SFAS 157 was effective for the Company on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company's financial statements.

Net loss per common share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period. The Company has no potential shares that could dilute earnings per share in the future.

2. INCOME TAXES

The Company has a deferred tax asset of approximately $434,000 resulting from capitalized start-up costs. Since Blackhawk has a limited operating history, a 100% valuation allowance has been provided.

3. FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for investments measured at fair value on a recurring basis. SFAS 157 accomplishes the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy (“Valuation Hierarchy”) for fair value measurements;

•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy and the distribution of the Company’s financial assets within it are as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of March 31, 2008, the Company’s investments consisted of marketable securities with maturities less than 6 months. These securities were classified as level 1 financial assets.

4. RELATED PARTY TRANSACTIONS

At December 31, 2006, the outstanding non-interest bearing borrowings due to Concorde was $8,000.

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

On May 29, 2007, Blackhawk issued a convertible note in the principal amount of $25,500 ("Note") to Concorde. The Note evidenced a loan from Concorde to the Company for advances of $17,500 during 2007 together with $8,000 of advances made to the Company prior to January 1, 2007. The advances were used to fund a portion of expenses incurred by the Company consisting of legal fees and expenses, accounting fees and expenses, general and administrative expenses. The Note was repayable upon demand and did not bear interest. The Note was convertible into shares ("Shares") of common stock of the Company at a conversion rate of one share of common stock per $1.00 of principal amount of Note, the price per share in the Company's Regulation E offering. The transaction was approved by unanimous written consent by the Board of Directors of the Company as being fair and in the best interests of the Company. On June 4, 2007, pursuant to the terms of the Note, Concorde converted the $25,500 principal amount of the Note into 25,500 shares of Common Stock at $1.00 of principal amount of Note converted, the price per share in the Company's Regulation E offering.

The Company shares office space and other administrative functions with Concorde at no charge to the Company. The Company expects to pay fair market value for such services on a prospective basis following the close of its third common stock Regulation E offering if sufficient net proceeds are raised as determined by the Board of Directors.

5. INVESTMENT ADVISORY AGREEMENT; CONSULTING AGREEMENT

Pursuant to an investment advisory management agreement dated October 31, 2006, Blackhawk engaged Barak Asset Management, LLC, a Delaware limited liability company (“Barak”) who is an investment adviser registered under the Investment Advisers Act of 1940 (“Advisers Act”), to serve as an investment adviser to Blackhawk and manage its portfolio of investments. The agreement is for a one-year term and extendable for one year periods and was extended to October 31, 2008.

Investment advisory fees are calculated based upon the average cash value of assets at the end of each quarter including the value of any withdrawals from the assets made during that quarter ranging from 0.50% to 1.80% of assets managed. Fees are billed and payable quarterly ( or a prorated period, when applicable).

For the three months ended March 31, 2008, the Company incurred fees to Barak in the amount of $2,400.

6. ACCRUED EXPENSES

Accrued expenses at March 31, 2008 and December 31, 2007 consist principally of legal expenses.

7. STOCKHOLDERS’ EQUITY

Pursuant to the Company's third Regulation E Offering which commenced on November 30, 2007, the Company sold an aggregate of 698,112 shares of common stock, $.00001 par value per share ("Common Stock"), at a purchase price of $1.00 per share, to five (5) purchasers for an aggregate amount of $698,112 during the period January to March, 2008. Selling commissions were $69,311 resulting in net proceeds of $628,801. The selling commissions were paid to Richard J. Kelly (“Kelly”). Kelly formerly worked for SMH Capital Inc. (“SMH Capital”), the former placement agent for the Company. Pursuant to an agreement dated January 31, 2008 between Kelly and SMH Capital, SMH Capital agreed that Kelly could receive commissions for placing shares of Company common stock in the Regulation E offering. The Company received another $100,000 from an investor for the purchase of shares which the Company is holding in escrow; during the second quarter of 2008, the Company refunded such amount to the investor due to delays in closing as a result of the Company receiving a comment letter from the SEC with respect to its Form 1-E Offering. Such comment letter has since been resolved and the Company has resumed its offering.

The net cash proceeds from the three (3) Regulation E offerings since inception have been $1,223,212 through March 31, 2008.

8. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2008 and 2007, and the year ended December 31, 2007.

	THREE MONTHS ENDED March 31, 2008	THREE MONTHS ENDED March 31, 2007		YEAR ENDED DECEMBER 31, 2007
Per Share Data:
Net asset value – beginning of period	(0.00119)	$	(0.00972)	$(0.00972)

Net investment loss *	(0.00390)		(0.00320)	(0.01307)
Issuance of common stock	1.00000		-	1.00000
Net realized and unrealized gain(loss)**	(0.98021)		-	$(0.97840)

Net asset/(liability) value – end of period	0.01470		$(0.01292)	$(0.00119)

Total return based on net asset value ***	(327)%		(33)%	(135)%

Common shares outstanding – end of period	31,867,484		30,511,481	31,169,372
Ratio/Supplemental Data:
Net asset/(liabilities) – end of period	$468,418		$(394,212)	$(37,235)

Ratio of net investment loss to average net assets****	(210)%		N/A	(813)%

Ratio of operating expenses to average net assets****	213%		N/A	819%

*	Calculated based on average shares outstanding during period

**	Net realized and unrealized gain (loss) represents the dilutive effect of share issuance This caption used per the AICPA Audit and Accounting Guide for investment Companies Section 7.74 (c)

***	Total returns for periods of less than one year are not annualized.

****	Annualized for periods less than one year

9. SUBSEQUENT EVENTS

The Company retained John W. Loofbuurrow Associates, Inc. (“JWL”) to act as placement agent to raise equity capital for the Company pursuant to an agreement dated April 9, 2008 (“JWL Agreement”) which was executed on April 14, 2008. JWL will solicit interest from a limited number of potential investors who are “accredited investors” in connection with raising equity capital for the Company in its Regulation E offering. In return for JWL’s services, the Company will pay JWL a cash fee equal to ten percent (10%) of the purchase price of any securities placed by JWL. The Company does not have to reimburse JWL for its expenses. The JWL Agreement has a term of sixty (60) days from the date that the Company’s Form 1-E is available to be sent to prospective investors and contains customary indemnification and confidentiality provisions. The JWL Agreement also provides that for a period of up to five (5) years from the termination date of the JWL Agreement, if JWL enters into a selling group in any subsequent securities offerings of the Company, then JWL shall receive additional financing fees if the Company sells securities to those investors previously introduced by JWL. The additional fees payable to JWL will be at the same rate as any underwriting or placement fees that are listed in any Company future offering circular or prospectus.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2008, we estimated the allowance on net deferred tax assets to be one hundred percent (100%) of the net deferred tax assets.

Portfolio and Investment Activity

The Company has invested the net proceeds from its second and third Regulation E offerings in cash equivalents and in investments with maturity dates of less than one year. (See Condensed Statement of Investments.)

Investment Strategy

The Company intends to make short-term and long-term debt and equity investments in companies with perceived growth potential. To date, no such investments have been made by the Company. The Company currently does not have an Investment Committee but plans to create such a Committee in connection with its third Regulation E common stock offering if sufficient net proceeds are raised in that offering as determined by the Board of Directors. It has engaged Barak Asset Management, LLC, an investment adviser registered under the Investment Advisers Act, as its investment adviser. In principle, the Company will prefer to make investments in companies where it can acquire at least a significant ownership interest in the outstanding capital of the portfolio company.

Results of Operations

Sales Revenues

For the three months ended March 31, 2008 and 2007, we had $8,116 and $0, respectively, of interest income. We had net losses of $123,148 and $97,788 for the three months ended March 31, 2008 and 2007 respectively.

General and Administrative Expenses

For the three months ended March 31, 2008 and 2007, general and administrative expenses were $124,918 and $97,788, respectively, due to increase in legal, accounting, insurance, consulting and other costs.

Unrealized Loss on Investments

During the three (3) months ended March 31, 2008 unrealized loss amounted to $6,346.

Liquidity and Capital Resources

From inception (April 22, 2004) through March 31, 2008, Blackhawk has funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, Concorde.

In 2004, Blackhawk received $65 from the founders and $16,647, net of costs of $4,272, from the sale of stock under its prior Regulation E offering.

In 2005, Blackhawk received $1,282, net of cost of $87,635, from the sale of stock under its first Regulation E offering.

At December 31, 2006, the Company owed Concorde $112,125 of which, $100,000 was evidenced by a demand convertible note bearing interest at 8.25% per annum convertible after November 1, 2006 into common stock of Blackhawk at a price of $1.00 per share or the price per share of Blackhawk's second Regulation E offering, $4,125 was accrued interest and $8,000 of non-interest bearing advances. The balance of borrowings were non-interest bearing and are due on demand. The borrowings were approved unanimously by the Board of Directors of Blackhawk as fair and in the best interest of Blackhawk.

On May 29, 2007, Blackhawk issued a convertible note in the principal amount of $25,500 ("Note") to Concorde. The Note evidenced a loan from Concorde to the Company for advances of $17,500 made in 2007 together with $8,000 of advances made to the Company prior to January 1, 2007. The advances were used to fund a portion of expenses incurred by the Company consisting of legal fees and expenses, accounting fees and expenses, general and administrative expenses. The Note is repayable upon demand and does not bear interest. The Note was convertible into shares ("Shares") of common stock of the Company at a conversion rate of one share of common stock per $1.00 of principal amount of Note, the price per share in the Company's second Regulation E offering. The transaction was approved by unanimous written consent of the Board of Directors of the Company as being fair and in the best interests of the Company.

Pursuant to the Company's second Regulation E Offering, as of June 4, 2007, Concorde sold an aggregate of 502,891 shares of common stock, $.00001 par value per share ("Common Stock"), at a purchase price of $1.00 per share, to four (4) accredited investors for an aggregate amount of $502,891. The sale consisted of the following: (i) 370,000 shares sold to three (3) accredited investors for the purchase price of $1.00 per share, or an aggregate of $370,000; and (ii) the issuance of 132,891 to Concorde, an affiliate and the largest stockholder of the Company, in exchange for (x) $107,391 in a convertible note (consisting of $100,000 in principal and $7,391 in accrued and unpaid interest) owed by the Company to Concorde and issued on August 1, 2006 and (y) $25,500 in a convertible note owed by the Company to Concorde and issued on May 29, 2007. The conversion price for both of these notes was $1.00 per share of Common Stock. In June and July 2007, the Company sold an additional 150,000 and 5,000, respectively, shares of its Common Stock for an aggregate of $155,000 in cash in the second Regulation E offering. The net cash proceeds from the second Regulation E offering were $525,001. The offering terminated on November 15, 2007.

Pursuant to the Company’s third Regulation E offering which commenced on November 30, 2007, as of March 31, 2008, the Company sold an aggregate of 698,112 shares of common stock to five purchasers at a purchase price of $1.00 per share for an aggregate of $698,112. Selling commissions of $69,311 were paid to Richard J. Kelly, prior selling agent for the Company, out of the $698,112, netting $628,801 to the Company. The Offering is open until November 28, 2008. Sales of additional shares in the Offering were suspended on March 24, 2008 after the Company received a comment letter from the SEC on its Form 1-E/A for the Offering on file with the SEC; the Company filed its response letter and amended Form 1-E/A with the SEC on April 7, 2008 and resumed the offering. Additionally, the Company received another $100,000 from an investor for the purchase of shares which the Company is holding in escrow. During the second quarter of 2008, the Company refunded such amount to the investor due to delays in closing as a result of the Company receiving the SEC comment letter.

At March 31, 2008 and December 31, 2007 there were no outstanding amounts due to Concorde.

Blackhawk has a net loss for the three months ended March 31, 2008 of $123,148 and total net assets of $468,418 at March 31, 2008 and has not yet invested in eligible companies. Blackhawk intends to raise additional capital through its third Regulation E offering and access the equity markets to raise cash to fund investments. Prior to the Company's third Regulation E offering which commenced on November 30, 2007, Blackhawk's operations have been principally funded by Concorde. To the extent that the Company's current resources are not sufficient for it to pay its obligations, Concorde has agreed to provide sufficient capital to operate through April 1, 2009.

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

Item 4. Controls and Procedures.

(a) As of March 31, 2008, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective due to the material weakness as stated in Item 9A(T) of the Company's 2007 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s third Regulation E offering which commenced on November 30, 2007, as of March 31, 2008, the Company sold an aggregate of 698,112 shares of common stock to five purchasers at a purchase price of $1.00 per share for an aggregate of $698,112. Selling commissions of $69,311 were paid to Richard J. Kelly, prior selling agent for the Company, out of the $698,112, netting $628,801 to the Company.

Item 3. Defaults upon Senior Securities.

This Section is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the first quarter ended March 31, 2008.

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

BLACKHAWK CAPITAL GROUP BDC, INC.

Date: May 7, 2008	By:	/s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: May 7, 2008	By:	/s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer