Form 10-Q
period 2008-06-30
BLACKHAWK CAPITAL GROUP BDC INC
filed 2008-08-12
CIK 1294345

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response…192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on August 12, 2008
Common Stock, $0.00001 par value	32,467,484

SEC 1296 (12-05)   Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	JUNE 30, 2008	DECEMBER 31, 2007
	(Unaudited)
ASSETS:
Investment at fair value (cost $597,172 and $242,815)	$594,498	$248,028
Cash	2,767	4,450
Prepaid insurance	18,798	8,545

TOTAL ASSETS	$616,063	$261,023

LIABILITIES
Accrued expenses	$295,027	$298,258
TOTAL LIABILITIES	295,027	298,258

NET ASSETS/(LIABILITIES)
Common stock, par value $.00001 per share
1,000,000,000 shares authorized,
31,867,484 and 31,169,372 shares issued and
outstanding in 2008 and 2007, respectively	319	312
Additional paid-in capital	1,434,647	805,853
Accumulated net investment loss	(1,111,256)	(848,613)
Net unrealized gain/(loss) on investment	(2,674)	5,213
TOTAL NET ASSETS/(LIABILITIES)	321,036	(37,235)

TOTAL LIABILITIES AND NET ASSETS/(LIABILITIES)	$616,063	$261,023

NET ASSETS/(LIABILITIES) VALUE PER COMMON SHARE	$0.01007	$(.00119)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
CONDENSED SCHEDULE OF INVESTMENTS (Unaudited)
JUNE 30, 2008

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE	% OF TOTAL ASSETS
Federal Home Loan Bank 5.125% due 8/8/08	Notes	2/13/08	30,000	30,386	30,089	4.9%
Federal National Mortgage 4.75% due 8/25/08	Notes	2/13/08	50,000	51,679	50,189	8.1%
General Electric Capital 3.375% due 8/15/08	Notes	2/15/08	25,000	25,165	25,002	4.1%
US Treasury Strip 0% due 8/15/08	Notes	2/28/08	50,000	49,640	49,844	8.1%
US Treasury Bill 0% due 8/28/08	Notes	2/28/08	80,000	79,211	79,774	13.0%
US Treasury INV GR REC 0% due 11/15/08	Notes	4/15/08	50,000	49,517	49,565	8.0%
US Treasury Strip 0% due 8/15/08	Notes	4/15/08	50,000	49,821	49,844	8.1%
US Treasury Bill 0% due 7/24/08	Notes	4/15/08	50,000	49,860	49,951	8.1%
US Treasury Bill 0% due 7/31/08	Notes	4/23/08	70,000	69,765	69,898	11.3%
Federal Farm CR BK 2.8% due 7/17/08	Notes	4/23/08	50,000	50,439	50,016	8.1%
Federal Home Loan Bank 5.93% due 08/19/08	Notes	6/18/08	50,000	51,283	50,246	8.2%
GE Capital CORP (3.6%) Due 10/15/08	Notes	6/20/08	40,000	40,406	40,080	6.5%

				597,172	594,498	96.5%

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
INVESTMENT INCOME:
Interest income	$1,436	$66	$9,552		$66
TOTAL INVESTMENT INCOME	1,436	66	9,552		66

EXPENSES:
Professional fees	138,634	100,436	251,439		187,962
Advisory fees	1,367	402	3,767		402
Filing fees	1,732	2,791	5,802		4,697
Insurance	5,126	5,454	10,597		10,945
Interest expense	-	401	-		3,266
Other	418	4,128	590		4,128
TOTAL EXPENSES	147,277	113,612	272,195		211,400

NET INVESTMENT (LOSS)	(145,841)	(113,546)	(262,643)		(211,334)
UNREALIZED(LOSS)/GAIN ON INVESTMENTS	(1,541)	6,929	(7,887)		6,929
NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(147,382)	$(106,617)	$(270,530)		$(204,405)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00462)	$(0.00347)	$(0.00853)	$	(0.00668)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	31,867,484	30,726,720	31,706,041		30,619,695

 See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS/(LIABILITIES)

	SIX MONTHS ENDED JUNE 30, 2008	YEAR ENDED DECEMBER 31, 2007
	(Unaudited)

DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(262,643)	$(403,916)
Unrealized (loss)/gain on investments	(7,887)	5,213
NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	(270,530)	(398,703)

CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock sold	698,112	525,001
Conversion of notes and advances
to affiliate into common stock	-	132,891
Offering costs	(69,311)	-

NET INCREASE IN NET ASSETS FROM
CAPITAL STOCK TRANSACTIONS	628,801	657,892

TOTAL INCREASE IN NET ASSETS	358,271	259,189

NET ASSETS/(LIABILITIES) - BEGINNING OF PERIOD	(37,235)	(296,424)

NET ASSETS/(LIABILITIES) - END OF PERIOD	$321,036	$(37,235)

 See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

		-------COMMON STOCK--------		------PREFERRED STOCK----		ADDITIONAL PAID-IN	NET UNREALIZED APPRECIATION (DEPRECIATION) ON	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INVESTMENT	LOSS
Balance - December 31, 2006	$(296,424)	30,511,481	$305	-	$-	$147,968	$-	$(444,697)

Net decrease in assets resulting from operations	(398,703)	-	-	-	-		5,213	(403,916)

Sale of stock pursuant to offering plan (at $1.00 per share)	525,001	525,000	6	-	-	524,995	-	-

Conversion of amount owed to affiliate (at $1.00 per share)	132,891	132,891	1	-	-	132,890	-	-

Balance-December 31,2007	$(37,235)	31,169,372	$312	-	$-	$805,853	$5,213	$(848,613)

Net decrease in assets resulting from operations	(270,530)						(7,887)	(262,643)

Sale of stock pursuant to offering plan (at $1.00 per share)	698,112	698,112	7	-	-	698,105

Offering costs	(69,311)					(69,311)

Balance-June 30, 2008 (Unaudited)	$321,036	31,867,484	$319	-	$-	$1,434,647	$(2,674)	$(1,111,256)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2008	2007
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in	$(270,530)	$(204,405)
net assets resulting from operations
Unrealized loss on investments	2,674	(6,072)
Purchase of Investments	(892,144)	(211,917)
Proceeds from sale and redemption of investments	543,000
Adjustments to reconcile net decrease:
(Decrease) Increase in accrued expenses and accrued interest	(3,231)	48,626
Increase in prepaid expenses	(10,253)	(9,653)

NET CASH USED IN OPERATING AND INVESTING ACTIVITIES	(630,484)	(383,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	(69,311)	-
Proceeds from the issuance of stock	698,112	520,001
Loan from affiliated company	-	17,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	628,801	537,501

NET DECREASE (INCREASE) IN CASH	(1,683)	154,080

CASH - BEGINNING OF PERIOD	4,450	637

CASH - END OF PERIOD	$2,767	$154,717

 See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Business description

Blackhawk Capital Group BDC Inc. ("the Company" or “Blackhawk”) was incorporated in the State of Delaware on April 22, 2004.

On September 14, 2004, the Company filed a Form N-54A, Notification with the Securities and Exchange Commission (“SEC”) electing to become a Business Development Company pursuant to Section 54(a) of the Investment Company Act of 1940. As a business development company, Blackhawk will be able to acquire interests in small private businesses, as well as non-dividend paying public companies.

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

The Company had a net loss for the six-month period ended June 30, 2008 of $(270,530) and total net assets of $321,036 as of June 30, 2008. For the six months ended June 30, 2008 the Company raised net cash proceeds of $628,801 through a Regulation E offering under the Securities Act of 1933, as amended ("Securities Act") which commenced on November 30, 2007. Prior to such offering, the Company’s operations have been principally funded by two prior Regulation E offerings and by The Concorde Group, Inc. (“Concorde”), a corporation controlled by the founder and an affiliate of the Company. To the extent that current resources are not sufficient for the Company to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to operate through July 1, 2009.

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

Net loss per common share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period. The Company has no potential shares that could dilute earnings per share.

2. INCOME TAXES

The Company has a deferred tax asset of approximately $500,000 resulting from capitalized start-up costs. Since Blackhawk has a limited operating history, a 100% valuation allowance has been provided.

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

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy and the distribution of the Company’s financial assets within it are as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of June 30, 2008, the Company’s investments consisted of marketable securities with maturities less than 6 months. These securities were classified as level 1 financial assets.

4. RELATED PARTY TRANSACTIONS.

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

Investment advisory fees are calculated based upon the average cash value of assets at the end of each quarter including the value of any withdrawals from the assets made during that quarter ranging from 0.50% to 1.80% of asses managed. Fees shall be billed and payable quarterly (or a prorated period when applicable).

For the three and six month periods ended June 30, 2008 and 2007, the Company incurred fees in the amount of $1,367 and $3,767, respectively, and $402 for the same corresponding periods.

6. ACCRUED EXPENSES

Accrued expenses at June 30, 2008 and December 31, 2007 consist principally of legal expenses.

7. STOCKHOLDERS’ EQUITY

Pursuant to the Company's third Regulation E Offering which commenced on November 30, 2007, Concorde sold an aggregate of 698,112 shares of common stock, $.00001 par value per share ("Common Stock"), at a purchase price of $1.00 per share, to five (5) purchasers for an aggregate amount of $698,112 during the period January 1, 2008 - June 30, 2008. Selling commissions were $69,311, which were paid to Richard J. Kelly, prior selling agent, resulting in net proceeds of $628,801. The Company received $100,000 from an investor for the purchase of shares which the Company refunded during the second quarter of 2008, due to delays in closing as a result of the Company receiving a comment letter from the SEC with respect to its Form 1-E Offering. Such comment letter has since been resolved and the Company has resumed its offering.

The net cash proceeds from the three (3) Regulation E offerings since inception have been $1,223,212 through June 30, 2008.

8. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2008 and 2007, and the year ended December 31, 2007.

	SIX MONTHS ENDED JUNE 30, 2008	SIX MONTHS ENDED JUNE 30, 2007	YEAR ENDED DECEMBER 31, 2007
	(unaudited)	(unaudited)
Per Share Data:
Net asset value - beginning of period	$(0.00119)	$(0.00972)	$(0.00972)

Net investment loss *	(0.00828)	(0.00690)	(0.01307)
Issuance of common stock	1.00000	1.00000	1.00000
Net realized and unrealized gain(loss)**	(0.98046)	(0.97850)	(0.97840)
Net asset/(liability) value - end of period	$0.01007	$0.00488	$(0.00119)

Total return based on net asset value ***	(693%)	(69)%	(135%)

Common shares outstanding - end of period	31,867,484	31,164,372	31,169,372
Ratio/Supplemental Data:
Net asset/(liabilities) - end of period	$321,036	$152,063	$(37,235)

Ratio of net investment loss to average net assets****	200%	834%	813%

Ratio of operating expenses to average net assets****	207%	834%	819%

*	Calculated based on average shares outstanding during period

**	Net realized and unrealized gain (loss) represents the dilutive effect of share issuance This caption used per the AICPA Audit and Accounting Guide for investment Companies Section 7.74 (c)

***	Total returns for periods of less than one year not annualized.

****	Annualized for periods less than one year

9. SUBSEQUENT EVENTS

The Company retained John W. Loofbourrow Associates, Inc. ("JWL") to act as placement agent to raise equity capital for the Company pursuant to an agreement dated April 9, 2008 ("JWL Agreement") which was executed on April 14, 2008. JWL will solicit interest from a limited number of potential investors who are "accredited investors" in connection with raising equity capital for the Company in its third Regulation E offering. In return for JWL's services, the Company will pay JWL a cash fee equal to ten percent (10%) of the purchase price of any securities placed by JWL. The Company does not have to reimburse JWL for its expenses. The JWL Agreement has a term of sixty (60) days from the date that the Company's Form 1-E is available to be sent to prospective investors and contains customary indemnification and confidentiality provisions. The JWL Agreement also provides that for a period of up to five (5) years from the termination date of the JWL Agreement, if JWL enters into a selling group in any subsequent securities offerings of the Company, then JWL shall receive additional financing fees if the Company sells securities to those investors previously introduced by JWL. The additional fees payable to JWL will be at the same rate as any underwriting or replacement fees that are listed in any Company future offering circular or prospectus. The JWL Agreement expired on June 18, 2008. The JWL Agreement was amended on June 30, 2008 ("Amendment"). The Amendment acknowledges that the JWL Agreement expired on June 18, 2008 ("Expiration Date") and that JWL is entitled to receive financing fees with respect to purchases by investors that purchased their shares after the Expiration Date, but were introduced to the Company by JWL before the Expiration Date. In July 2008, the Company raised $600,000 and $60,000 was paid to JWL.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2008, we estimated the allowance on net deferred tax assets to be one hundred percent (100%) of the net deferred tax assets.

Portfolio and Investment Activity

The Company has invested the net proceeds from its second and third Regulation E offerings in investments with maturity dates of less than one year. (See Condensed Schedule of Investments.)

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

Results of Operations

Investment Income and Net Decrease in Assets Resulting from Operations

For the three months ended June 30, 2008 and 2007, we had $1,436 and $66, respectively, of interest income. We had net losses of $147,382 and $106,617 for the same corresponding periods.

For the six months ended June 30, 2008 and 2007, we had $9,552 and $66, respectively, of interest income. We had net losses of $270,530 and $204,405 for the six months ended June 30, 2008 and 2007 respectively.

General and Administrative Expenses

For the three months ended June 30, 2008 and 2007, general and administrative expenses were $147,277 and $113,612, respectively, due to increases in legal and accounting fees.

For the six months ended June 30, 2008 and 2007, general and administrative expenses were $272,195 and $211,400, respectively, due to increases in legal and accounting fees.

Net Realized and Unrealized loss on investments.

During the three and six months ended June 30, 2008 and 2007, unrealized loss amounted to $1,541 and $7,887, respectively, as compared to a realized gain of $6,929 for the same corresponding periods.

Liquidity and Capital Resources

From inception (April 22, 2004) through June 30, 2008, Blackhawk has funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, Concorde.

In 2004, Blackhawk received $65 from the founders and $20,919 from the sale of stock under its prior Regulation E offering.

In 2005, Blackhawk received $88,917 from the sale of stock under its first Regulation E offering.

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

Pursuant to the Company’s third Regulation E offering which commenced on November 30, 2007, as of June 30, 2008, the Company sold an aggregate of 698,112 shares of common stock to five purchasers at a purchase price of $1.00 per share for an aggregate of $698,112. Selling commissions of $69,311 were paid to Richard J. Kelly, prior selling agent for the Company, out of the $698,112, netting $628,801 to the Company. The Offering is open until November 28, 2008. Sales of additional shares in the Offering was suspended on March 24, 2008 after the Company received a comment letter from the SEC on its Form 1-E/A for the Offering on file with the SEC; the Company filed its response letter and amended Form 1-E/A with the SEC on April 7, 2008 and resumed the offering.

At June 30, 2008 and December 31, 2007 there were no outstanding amounts due to Concorde.

Blackhawk has a net loss for the six months ended June 30, 2008 of $270,530 and total net assets of $321,036 at June 30, 2008 and has not yet invested in eligible companies. Blackhawk intends to raise additional capital through its third Regulation E offering and access the equity markets to raise cash to fund investments. Prior to the Company's third Regulation E offering which commenced on November 30, 2007, Blackhawk's operations have been principally funded by two prior Regulation E offerings and by Concorde. To the extent that the Company's current resources are not sufficient for it to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to operate through July 1, 2009.

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

Item 4. Controls and Procedures.

(a) As of June 30, 2008, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective due to the material weakness as stated in Item 9A(T) of the Company's 2007 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s third Regulation E offering which commenced on November 30, 2007, as of June 30, 2008, the Company sold an aggregate of 698,112 shares of common stock to five purchasers at a purchase price of $1.00 per share for an aggregate of $698,112. Selling commissions of $69,311 were paid to Richard J. Kelly, prior selling agent for the Company, out of the $698,112, netting $628,801 to the Company.

Item 3. Defaults upon Senior Securities.

This Section is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the first quarter ended June 30, 2008.

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

BLACKHAWK CAPITAL GROUP BDC, INC.

Date: August 12, 2008	By:	/s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: August 12, 2008	By:	/s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer