Form 10-Q
period 2008-09-30
BLACKHAWK CAPITAL GROUP BDC INC
filed 2008-11-12
CIK 1294345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on November 12, 2008
Common Stock, $0.00001 par value	32,467,484

SEC 1296 (12-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

INDEX

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements.

	Condensed Statements of Assets and Liabilities as of September 30, 2008 (unaudited) and December 31, 2007	2

	Condensed Schedule of Investments as of September 30, 2008 (unaudited)	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited)	4

	Condensed Statements of Changes in Net Assets (Liabilities) for the nine months ended September 30, 2008 (unaudited) and year ended December 31, 2007	5

	Condensed Statement of Stockholders' Equity (Capital Deficit) for the nine months ended September 30, 2008 (unaudited) and year ended December 31, 2007	6

	Condensed Statements of Cash Flows for the nine months ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited)	7

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	14

Item 4T.	Controls and Procedures.	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults upon Senior Securities.	16

Item 4.	Submission of Matters to a Vote of Security Holders.	16

Item 5.	Other Information.	16

Item 6.	Exhibits.	16

BLACKHAWK CAPITAL GROUP BDC, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	SEPTEMBER 30, 2008	DECEMBER 31, 2007
	(Unaudited)
ASSETS:
Investments, at fair value (cost $589,765 and $242,815)	$590,034	$248,028
Cash	349,909	4,450
Prepaid insurance	13,671	8,545

TOTAL ASSETS	$953,614	$261,023

LIABILITIES
Accrued expenses	$149,772	$298,258
TOTAL LIABILITIES	149,772	298,258

NET ASSETS (LIABILITIES)
Common stock, par value $.00001 per share 1,000,000,000 shares authorized, 32,467,484 and 31,169,372 shares issued and outstanding in 2008 and 2007, respectively	325	312
Additional paid-in capital	1,974,641	805,853
Accumulated net investment loss	(1,171,393)	(848,613)
Net unrealized gain on investment	269	5,213
TOTAL NET ASSETS (LIABILITIES)	803,842	(37,235)

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)	$953,614	$261,023

NET ASSETS (LIABILITIES) VALUE PER COMMON SHARE	$0.02476	$(.00119)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC, INC.
CONDENSED SCHEDULE OF INVESTMENTS (Unaudited)
SEPTEMBER 30, 2008

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE	% OF TOTAL ASSETS
US Treasury INV GR REC 11/15/08	Notes	4/15/08	50,000	$49,517	$49,925	5.3%
GE Capital CORP (3.6%) Due 10/15/08	Notes	6/20/08	40,000	40,406	39,973	4.2%
American Express CRT CP Due 10/31/08	Notes	7/30/08	150,000	148,980	150,000	15.7%
General Electronic CAPT CORP CP Due 10/2/08	Notes	7/30/08	150,000	149,394	150,000	15.7%
Federal Home Loan MTG-4.9% Due 11/3/08	Notes	8/26/08	100,000	101,976	100,136	10.5%
American Exp CRT CP Due 11/26/08	Notes	9/24/08	100,000	99,492	100,000	10.5%

				$589,765	$590,034	61.9%

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
INVESTMENT INCOME:
Interest income	$3,275	$1,625	$12,827	$1,691
TOTAL INVESTMENT INCOME	3,275	1,625	12,827	1,691

EXPENSES:
Professional fees	53,490	102,206	304,929	290,168
Advisory fees	3,115	1,503	6,882	1,905
Filing fees	1,576	3,044	7,378	7,741
Insurance	5,127	5,126	15,724	16,071
Interest expense	-	-	-	3,266
Other	104	100	694	4,228
TOTAL EXPENSES	63,412	111,979	335,607	323,379

NET INVESTMENT (LOSS)	(60,137)	(110,354)	(322,780)	(321,688)

UNREALIZED GAIN (LOSS) ON INVESTMENTS	2,943	41	(4,944)	6,970

NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(57,194)	$(110,313)	$(327,724)	$(314,718)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00177)	$(0.00354)	$(0.01026)	$(0.01022)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	32,382,701	31,169,372	31,933,241	30,804,934

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

	NINE MONTHS ENDED SEPTEMBER 30, 2008	YEAR ENDED DECEMBER 31, 2007
	(Unaudited)

DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(322,780)	$(403,916)

Unrealized (loss)/gain on investments	(4,944)	5,213

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	(327,724)	(398,703)

CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock sold	1,298,112	525,001
Conversion of amounts owed to affiliate into common stock	-	132,891
Offering costs	(129,311)	-

NET INCREASE IN NET ASSETS FROM
CAPITAL STOCK TRANSACTIONS	1,168,801	657,892

TOTAL INCREASE IN NET ASSETS	841,077	259,189

NET ASSETS (LIABILITIES) – BEGINNING OF PERIOD	(37,235)	(296,424)

NET ASSETS (LIABILITIES) – END OF PERIOD	$803,842	$(37,235)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

		COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID-IN	NET UNREALIZED APPRECIATION (DEPRECIATION) ON	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INVESTMENT	LOSS

Balance - December 31, 2006	$(296,424)	30,511,481	$305	-	$-	$147,968	$-	$(444,697)

Net decrease in assets resulting from operations	(398,703)	-	-	-	-		5,213	(403,916)

Sale of stock pursuant to offering plan (at $1.00 per share)	525,001	525,000	6	-	-	524,995	-	-

Conversion of amount owed to affiliate (at $1.00 per share)	132,891	132,891	1	-	-	132,890	-	-

Balance-December 31,2007	$(37,235)	31,169,372	$312	-	$-	$805,853	$5,213	$(848,613)

Net decrease in assets resulting from operations	(327,724)						(4,944)	(322,780)

Sale of stock pursuant to offering plan (at $1.00 per share)	1,298,112	1,298,112	13	-	-	1,298,099

Offering costs	(129,311)					(129,311)

Balance-September 30, 2008 (Unaudited)	$803,842	32,467,484	$325	-	$-	$1,974,641	$269	$(1,171,393)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in net assets resulting from operations	$(327,724)	$(314,718)
Unrealized gain on investments	(269)	(6,970)
Purchase of Investments	(1,619,737)	(311,060)
Proceeds from sale and redemption of investments	1,278,000	150,030
Adjustments to reconcile net decrease: Increase in prepaid expenses	(5,126)	(4,527)
Decrease in accrued expenses and accrued interest	(148,486)	55,509

NET CASH USED IN OPERATING AND INVESTING ACTIVITIES	(823,342)	(431,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering Costs	(129,311)	-
Proceeds from issuance of stock	1,298,112	525,001
Loan from affiliated company		17,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,168,801	542,501

NET INCREASE IN CASH	345,459	110,765

CASH – BEGINNING OF PERIOD	4,450	637

CASH – END OF PERIOD	$349,909	$111,402

Non-cash financing activities: Conversion of amount due to affiliated company into common stock	—	$132,891

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

The Company had a net loss for the nine-month period ended September 30, 2008 of $(327,724) and total net assets of $803,842 as of September 30, 2008. For the nine-months ended September 30, 2008, the Company raised net cash proceeds of $1,168,801 through a Regulation E offering under the Securities Act of 1933, as amended ("Securities Act"). The Company sold 1,298,112 shares of its common stock, $.00001 par value per share ("Common Stock") at $1.00 purchase price per share for a gross purchase price of $1,298,112. Out of such proceeds, the Company paid the following placement fees: (i) $69,311 to Richard J. Kelly; and (ii) $60,000 to John W. Loofbourrow Associates, Inc. ("JWL"). Prior to such offering, the Company’s operations have been principally funded by two prior Regulation E offerings and Concorde Group, Inc. (“Concorde”), a corporation controlled by the founder and an affiliate of the Company. To the extent that current resources are not sufficient for the Company to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to operate through October 1, 2009.

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

2. INCOME TAXES

The Company has a deferred tax asset of approximately $527,000 resulting from capitalized start-up costs. Since the Company has a limited operating history, a 100% valuation allowance has been provided.

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

As of September 30, 2008, the Company’s investments consisted of marketable securities with maturities less than three months. These securities were classified as level 1 financial assets.

4. RELATED PARTY TRANSACTIONS.

At December 31, 2006, the Company owed Concorde $100,000 which was evidenced by a demand convertible note bearing interest at 8.25% per annum convertible after November 1, 2006 into common stock of the Company at a price of $1.00 per share, or the price per share of the Company’s second Regulation E Offering. On June 4, 2007 Concorde converted the note (including accrued interest of $7,391) into 107,391 shares of Common Stock.

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

The Company shares office space and other administrative functions with Concorde at no charge to the Company. The Company expects to pay fair market value for such services on a prospective basis following the termination of its third common stock Regulation E offering on November 28, 2008 if sufficient net proceeds are raised in such offering as determined by the Board of Directors.

5. INVESTMENT ADVISORY AGREEMENT; CONSULTING AGREEMENT

Pursuant to an investment advisory management agreement dated October 31, 2006, Blackhawk engaged Barak Asset Management, LLC, a Delaware limited liability company (“Barak”) who is an investment adviser registered under the Investment Advisers Act of 1940 (“Advisers Act”), to serve as an investment adviser to Blackhawk and manage its portfolio of investments. The agreement is for a one-year term and extendable for one year periods. The agreement with Barak was extended and expired on October 31, 2008. Any one-year extension of the Barak agreement must be approved by (a) the vote of the Company’s board of directors, or the vote of a majority of the Company’s outstanding voting securities, and (b) the vote of the majority of the Company’s independent directors. The Company is in negotiations with Barak to renew the agreement, although there can be no assurance that the Barak agreement will be renewed, or if renewed on terms favorable to the Company.

Investment advisory fees are calculated based upon the average cash value of assets at the end of each quarter including the value of any withdrawals from the assets made during that quarter ranging from 0.50% to 1.80% of assets managed. Fees shall be billed and payable quarterly (or a prorated period when applicable).

For the three and nine month periods ended September 30, 2008 and 2007, the Company incurred fees in the amount of $3,115 and $1,503, respectively, and $6,882 and $1,905 for the same corresponding periods.

6. ACCRUED EXPENSES

Accrued expenses at September 30, 2008 and December 31, 2007 consist principally of legal expenses.

7. STOCKHOLDERS’ EQUITY

Pursuant to the Company's third Regulation E Offering, which commenced on November 30, 2007, Concorde sold an aggregate of 1,298,112 shares of Common Stock, at a purchase price of $1.00 per share to nine (9) purchasers for an aggregate amount of $1,298,112 during the period January 1, 2008 - September 30, 2008. Selling commissions were $129,311, which were paid as follows: (i) $69,311 to Richard J. Kelly, prior selling agent; and (ii) $60,000 to JWL, prior selling agent. The Company retained John W. Loofbourrow Associates, Inc. (“JWL”) to act as placement agent to raise equity capital for the Company pursuant to an agreement dated April 9, 2008 ("JWL Agreement") which was executed on April 14, 2008. JWL solicited interest from a limited number of potential investors who are "accredited investors" in connection with raising equity capital for the Company in its third Regulation E offering. In return for JWL's services, the Company paid JWL a cash fee equal to ten percent (10%) of the purchase price of any securities placed by JWL. The Company does not have to reimburse JWL for its expenses. The JWL Agreement had a term of sixty (60) days from the date that the Company's Form 1-E was available to be sent to prospective investors and contained customary indemnification and confidentiality provisions. The JWL Agreement also provided that for a period of up to five (5) years from the termination date of the JWL Agreement, if JWL enters into a selling group in any subsequent securities offerings of the Company, then JWL shall receive additional financing fees if the Company sells securities to those investors previously introduced by JWL. The additional fees payable to JWL will be at the same rate as any underwriting or replacement fees that are listed in any Company future offering circular or prospectus. The JWL Agreement expired on June 18, 2008. The JWL Agreement was amended on June 30, 2008 ("Amendment"). The Amendment acknowledges that the JWL Agreement expired on June 18, 2008 ("Expiration Date") and that JWL is entitled to receive financing fees with respect to purchases by investors that purchased their shares after the Expiration Date, but were introduced to the Company by JWL before the Expiration Date. In July 2008, the Company raised $600,000 and paid $60,000 in placement fees to JWL.

The net cash proceeds from the three (3) Regulation E offerings since inception have been $1,711,731 through September 30, 2008.

8. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2008 and 2007, and the year ended December 31, 2007.

	NINE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,	YEAR ENDED DECEMBER 31
	2008	2007	2007
Per Share Data:
Net asset value - beginning of period	$(0.00119)	$(0.00972)	$(0.00972)

Net investment loss *	(0.01011)	(0.01044)	(0.01307)
Issuance of common stock	1.00000	1.00000	1.00000
Net realized and unrealized gain(loss)**	(0.96394)	(0.97834)	(0.97840)
Net asset (liability) value - end of period	0.02476	0.00150	$(0.00119)

Total return based on net asset value ***	(849)%	(105)%	(135)%

Common shares outstanding - end of period	32,467,484	31,169,372	31,169,372
Ratio/Supplemental Data:
Net asset/(liabilities) - end of period	$803,842	$46,750	$(37,235)

Ratio of net investment loss to average net assets****	(108)%	(863)%	813%

Ratio of operating expenses to average net assets****	112%	867%	819%

*	Calculated based on average shares outstanding during period.
**	Net realized and unrealized gain (loss) represents the dilutive effect of share issuance.
This caption used per the AICPA Audit and Accounting Guide for investment Companies Section 7.74 (c).
***	Total returns for periods of less than one year not annualized.
****	Annualized for periods less than one year.

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

Overview

The Company is a business development company registered under the Investment Company Act of 1940 formed to engage in the business of investing primarily in small to mid-sized companies. The Company also intends to provide managerial assistance to developing companies. To date, the Company has not made an investment in a portfolio company.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2008, we estimated the allowance on net deferred tax assets to be one hundred percent (100%) of the net deferred tax assets.

Portfolio and Investment Activity

The Company has invested the net proceeds from its second and third Regulation E offerings in investments with maturity dates of less than one year. (See Condensed Schedule of Investments.)

Investment Strategy

The Company intends to make short-term and long-term debt and equity investments in companies with perceived growth potential. To date, no such investments have been made by the Company. The Company currently does not have an Investment Committee but plans to create such a Committee in connection with its third Regulation E common stock offering if sufficient net proceeds are raised in that offering as determined by the Board of Directors. It has engaged Barak Asset Management, LLC (“Barak”), an investment adviser registered under the Investment Advisers Act, as its investment adviser. The agreement with Barak was extended and expired on October 31, 2008. Any one-year extension of the Barak agreement must be approved by (a) the vote of the Company’s board of directors, or the vote of a majority of the Company’s outstanding voting securities, and (b) the vote of the majority of the Company’s independent directors. The Company is in negotiations with Barak to renew the agreement, although there can be no assurance that the Barak agreement will be renewed, or if renewed on terms favorable to the Company. In principle, the Company will prefer to make investments in companies where it can acquire at least a significant ownership interest in the outstanding capital of the portfolio company.

Results of Operations

Investment Income and Net Decrease in Assets Resulting from Operations

For the three months ended September 30, 2008 and 2007, we had $3,275 and $1,625, respectively, of interest income. We had net losses of $57,194 and $110,313 for the same corresponding periods.

For the nine months ended September 30, 2008 and 2007, we had $12,827 and $1,691, respectively, of interest income. We had net losses of $327,724 and $314,718 for the nine months ended September 30, 2008 and 2007 respectively.

General and Administrative Expenses

For the three months ended September 30, 2008 and 2007, general and administrative expenses were $63,412 and $111,979, respectively. The decrease is mainly attributable to a reduction in legal fees.

For the nine months ended September 30, 2008 and 2007, general and administrative expenses were $335,607 and $323,379, respectively. The increase was due to an increase in legal, accounting and advisory fees and partially offset by a reduction in interest expense.

Unrealized gain (loss) on investments

During the three and nine months ended September 30, 2008 and 2007, unrealized gain (loss) amounted to $2,943 and $(4,944), respectively, as compared to a realized gain of $41 and $6,970 for the same corresponding periods.

Liquidity and Capital Resources

From inception (April 22, 2004) through September 30, 2008, Blackhawk has funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, Concorde.

In 2004, Blackhawk received $65 from the founders and $16,647, net of offering cost of $4,272, from the sale of stock under its first Regulation E offering.

In 2005, Blackhawk received $1,282, net of offering costs of $87,635, from the sale of stock under its first Regulation E offering.

At December 31, 2006, the Company owed Concorde $112,125 of which $100,000 was evidenced by a demand convertible note bearing interest at 8.25% per annum convertible after November 1, 2006 into common stock of Blackhawk at a price of $1.00 per share or the price per share of Blackhawk's second Regulation E offering, $4,125 was accrued interest and $8,000 of non-interest bearing advances. The borrowings were approved unanimously by the Board of Directors of Blackhawk as fair and in the best interest of Blackhawk.

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

Pursuant to the Company's second Regulation E Offering, as of June 4, 2007, Concorde sold an aggregate of 502,891 shares of Common Stock at a purchase price of $1.00 per share, to four (4) accredited investors for an aggregate amount of $502,891. The sale consisted of the following: (i) 370,000 shares sold to three (3) accredited investors for the purchase price of $1.00 per share, or an aggregate of $370,000; and (ii) the issuance of 132,891 to Concorde, an affiliate and the largest stockholder of the Company, in exchange for (x) $107,391 in a convertible note (consisting of $100,000 in principal and $7,391 in accrued and unpaid interest) owed by the Company to Concorde and issued on August 1, 2006 and (y) $25,500 in a convertible note owed by the Company to Concorde and issued on May 29, 2007. The conversion price for both of these notes was $1.00 per share of Common Stock. In June and July 2007, the Company sold an additional 150,000 and 5,000, respectively, shares of its Common Stock for an aggregate of $155,000 in cash in the second Regulation E offering. The net cash proceeds from the second Regulation E offering were $525,001. The offering terminated on November 15, 2007.

Pursuant to the Company’s third Regulation E offering, which commenced on November 30, 2007, as of September 30, 2008, the Company sold an aggregate of 1,298,112 shares of Common Stock to nine purchasers at a purchase price of $1.00 per share for an aggregate of $1,298,112. Out of the $1,298,112 in gross proceeds raised, the Company paid placement fees of $69,311 to Richard J. Kelly, former placement agent, for raising $693,112, and $60,000 to JWL, former placement agent, for raising $600,000. The third Regulation E offering is to terminate on November 28, 2008.

At September 30, 2008 and December 31, 2007 there were no outstanding amounts due to Concorde.

The Company has a net loss for the nine months ended September 30, 2008 of ($327,724) and total net assets of $803,842 at September 30, 2008 and has not yet invested in eligible companies. The Company intends to raise additional capital through its third Regulation E offering and access the equity markets to raise cash to fund investments. A total of $3,701,888 additional funds may be raised under the Company’s third Regulation E offering. Prior to the Company's third Regulation E offering, which is to terminate on November 28, 2008, the Company's operations have been principally funded by two prior Regulation E offerings and by Concorde. To the extent that the Company's current resources are not sufficient for it to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to operate through October 1, 2009.

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

Item 4T. Controls and Procedures

Our management, consisting of our chief executive officer and acting chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and acting chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness as stated in Item 9A(T) of the Company's Form 10-K for the year ended December 31, 2007. No change in our internal control over financial reporting occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Blackhawk is not a party to any material legal proceedings.

Item 1A. Risk Factors

This Section is not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s third Regulation E offering, during the quarter ended September 30, 2008, the Company sold an aggregate of 600,000 shares of common stock to four purchasers at a purchase price of $1.00 per share for an aggregate of $600,000. Selling commissions of $60,000 were paid to JWL, prior selling agent for the Company, out of the $600,000, netting $540,000 to the Company. The purchasers were accredited investors (as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended ("Securities Act")), and the sales were made pursuant to Regulation E under the Securities Act.

Item 3. Defaults upon Senior Securities.

This Section is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2008.

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

BLACKHAWK CAPITAL GROUP BDC, INC.

Date: November 12, 2008	By:	/s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: November 12, 2008	By:	/s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer