Form 10-K
period 2008-12-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2009-03-30
CIK 1294345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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
Yes ☐   No ☒

The number of shares outstanding of Blackhawk's common stock on March 24, 2009 was 32,467,484.

TABLE OF CONTENTS

GENERAL NOTE

PART I

PART I

Forward Looking Statements

The matters discussed in this section and in certain other sections of this Form 10-K contain forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and Section 27A of the Securities Act of 1933, as amended ("Securities Act"), that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements.  Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report.  The following cautionary statements identify important factors that could cause Blackhawk Capital Group BDC, Inc. ("Blackhawk," "we" or "Company") actual results to differ materially from those projected in the forward-looking statements made in this Report.  Among the key factors that have a direct bearing on Blackhawk's results of operations include:

▪
General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

▪	Success of operating initiatives; changes in business strategy or development plans; management of growth;

▪	Availability, terms and deployment of capital;

▪	Availability of desirable portfolio investment opportunities that meet Blackhawk's investment criteria;

▪	Legal, administrative and accounting expenses;

▪	Dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

▪	Development risks; risks relating to the availability of financing, and

▪	Other factors, including risk factors, referenced in this Report.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by Blackhawk, you should not place undue reliance on any such forward-looking statements.  Other factors may be described from time to time in Blackhawk's other filings with the Securities and Exchange Commission ("SEC"), news releases and other communications.  Further, any forward-looking statement speaks only as of the date on which it is made and Blackhawk undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for Blackhawk to predict which will arise.  In addition, Blackhawk cannot assess the impact of each factor on Blackhawk's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Subsequent written and oral forward-looking statements attributable to Blackhawk or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Report.

Blackhawk has been and is currently subject to the informational requirements of the Exchange Act.  In accordance with those requirements, we file reports and other information with the SEC.  Such reports and other information can be inspected and copied at the public reference facilities maintained by the SEC.  Please call the SEC at 1-800-SEC-0330 for more information on the operation of its public reference rooms.  The SEC also maintains a Web site that contains reports, proxy and information statements and other materials that are filed through the SEC's Electronic Data Gathering, Analysis, and Retrieval (EDGAR) system.  This Web Site can be accessed at http://www.sec.gov. Our reports, registration statements, proxy and information statements and other information that we file electronically with the SEC are available on this site.

Item 1. Business

On September 20, 2004, Blackhawk filed a Form N-54A Notification with the SEC, electing to become a Business Development Company pursuant to Section 54 of the Investment Company Act.

Blackhawk was incorporated on April 22, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking.  Blackhawk's operations to date have been limited to issuing shares to its original shareholders, organizational and administrative activities, and conducting three (3) offerings under Regulation E of the Securities Act, and a private placement of shares of its Common Stock under Rule 506 under Regulation D of the Securities Act, which has not closed as of the date of this Report.

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

Pursuant to Blackhawk's third Regulation E Offering, which commenced on November 30, 2007, Concorde sold in 2008 an aggregate of 1,298,112 shares of Common Stock, at a purchase price of $1.00 per share to nine (9) purchasers for an aggregate amount of $1,298,112.  Selling commissions were $129,311, which were paid as follows: (i) $69,311 to Richard J. Kelly, prior selling agent; and (ii) $60,000 to John W. Loofbourrow Associates, Inc. ("JWL").  Richard Kelly currently works at JWL.  Blackhawk had retained JWL to act as placement agent to raise equity capital for Blackhawk pursuant to an agreement dated April 9, 2008 ("JWL Agreement") which was executed on April 14, 2008.  JWL solicited interest from a limited number of potential investors who were "accredited investors" in connection with raising equity capital for Blackhawk in its third Regulation E offering.  In return for JWL's services, Blackhawk paid JWL a cash fee equal to ten percent (10%) of the purchase price of securities placed by JWL.  Blackhawk did not have to reimburse JWL for its expenses.  The JWL Agreement had a term of sixty (60) days from the date that Blackhawk's Form 1-E (filed with the SEC) for its third Regulation E offering was available to be sent to prospective investors and contained customary indemnification and confidentiality provisions.  The JWL Agreement also provided that for a period of up to five (5) years from the termination date of the JWL Agreement, if JWL enters into a selling group in any subsequent securities offerings of Blackhawk, then JWL shall receive additional financing fees if Blackhawk sells securities to those investors previously introduced by JWL.  The additional fees payable to JWL will be at the same rate as any underwriting or placement fees that are listed in any Blackhawk future offering memorandum or prospectus.  The JWL Agreement expired on June 18, 2008.  The JWL Agreement was amended on June 30, 2008 ("Amendment").  The Amendment acknowledged that the JWL Agreement expired on June 18, 2008 ("Expiration Date") and that JWL was entitled to receive financing fees with respect to purchases by investors that purchased their shares after the Expiration Date, but were introduced to Blackhawk by JWL before the Expiration Date.  In July 2008, Blackhawk sold $600,000 in shares of Common Stock from investors, introduced to it by JWL and paid $60,000 in placement fees to JWL.

Pursuant to Blackhawk's second Regulation E offering, Blackhawk sold and exchanged as of June 4, 2007 an aggregate of 502,891 shares of Common Stock at a purchase price of $1.00 per share, to four (4) accredited investors for an aggregate amount of $502,891.  The sale consisted of the following: (i) 370,000 shares sold to three (3) accredited investors for the purchase price of $1.00 per share, or an aggregate of $370,000; and (ii) the issuance of 132,891 shares to Concorde, an affiliate and the largest stockholder of Blackhawk, in exchange for (a) $107,391 in a convertible note (consisting of $100,000 in principal and $7,391 in accrued and unpaid interest) owed by Blackhawk to Concorde and issued on August 1, 2006 and (b) $25,500 in a convertible note owed by Blackhawk to Concorde and issued on May 29, 2007.  The conversion price for both of these notes was $1.00 per share of Common Stock.  In June and July 2007, Blackhawk sold an additional 150,000 and 5,000, respectively, shares of its Common Stock for an aggregate of $155,000 in cash in its second Regulation E offering.  The second offering was terminated on November 15, 2007.  The aggregate net cash proceeds from the second Regulation E offering was $525,001.

On June 21, 2006, Blackhawk entered into an Exchange Agreement ("Exchange Agreement") with The Concorde Group, Inc. ("Concorde"), the largest stockholder and affiliate of Blackhawk, pursuant to which a non-interest bearing promissory note (the "Note") issued by Blackhawk on May 3, 2006 to Concorde in the principal amount of $68,847 was exchanged for 6,884,700 shares of Common Stock of Blackhawk.  The Shares are "restricted securities" as defined in Rule 144 of the Securities Act.  Pursuant to the Exchange Agreement, Concorde acquired 6,884,700 shares of the Common Stock of Blackhawk in exchange for the Note.  The stock was issued in the exchange at $.01 per share.  This exchange took place pursuant to Section 3(a)(9) of the Securities Act as an exchange by an issuer with an existing security holder where no commission or other remuneration was paid or given to Concorde or any other party for soliciting such exchange.  This transaction was approved by all of the directors of Blackhawk pursuant to action by unanimous written consent as fair and in the best interests of Blackhawk and its stockholders.

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

Blackhawk has engaged Barak Asset Management, LLC ("Barak"), a New York limited liability company, and an investment adviser registered under the Investment Advisers Act of 1940, as amended ("Investment Advisers Act"), to serve as an investment adviser to Blackhawk and manage its portfolio of investments. Barak was formed by Sharon Highland in 2006.  From 2002 to 2006, Ms. Highland was Director of Product Development and Management in the Private Client Group for managed accounts, open and closed-end funds at BlackRock.  From 1997 to 2002, she was Senior Vice President and Head of Wrap Fee Investments at PIMCO Allianz.  Barak’s engagement is pursuant to an investment advisory management agreement dated October 31, 2006, with a one-year term (extendable for one year periods) subject to Blackhawk's right to terminate upon sixty (60) days notice, and has fees ranging from 0.50% to 1.80% of assets managed.  The term of this agreement was extended to October 31, 2009.  Barak will manage assets of Blackhawk on a non-exclusive basis consistent with Blackhawk's business development company ("BDC") investment guidelines and policies and consistent with the BDC provisions under the Investment Company Act of 1940.  Barak has been paid fees by Blackhawk of $14,418 as of December 31, 2008.

Blackhawk has entered into an agreement dated September 12, 2006 with Robert S. Tull, Jr. for a three-year term (the "Agreement").  Mr. Tull is Managing Director of Macro Securities.  Prior to this, from 2000 to 2005, he was Vice President of New Product Development at the American Stock Exchange.  Before this, he was Managing Director and Chief Operating Officer at Deutsche Bank USA. Prior to joining Deutsche Bank, Mr. Tull spent 14 years at Morgan Stanley.  Under the Agreement, Mr. Tull will consult with the Blackhawk Board of Directors on investments and have the following duties: consulting Blackhawk's Board of Directors on investment decisions and strategies, consulting on investment diversification in the strategies and consulting on investment opportunities. Pursuant to the Agreement, the Blackhawk Board of Directors will determine Mr. Tull's compensation when it closes an equity offering for which sufficient net proceeds have been raised to compensate Mr. Tull.  Mr. Tull is not a registered investment adviser.  As of the date of this Form 10-K, the Company has not incurred any liability to Mr. Tull.

MacroMarkets Investment

On January 12, 2009, Blackhawk entered into a Voting Capital Interests Purchase Agreement ("Purchase Agreement") with MacroMarkets LLC, a Delaware limited liability company ("MacroMarkets").  Pursuant to the Purchase Agreement, Blackhawk purchased a five percent (5%) membership interest in MacroMarkets for $250,000 and Craig A. Zabala, Chairman and President of Blackhawk, was appointed a non-voting board member of MacroMarkets.  The Purchase Agreement contains standard representations, warranties and indemnification provisions.  The transaction closed on January 12, 2009.

MacroMarkets is the parent company founded by Robert Shiller, Sam Masucci and Allan Weiss in 2002 to develop financial products and new risk management tools on assets that are difficult to own and hedge.  Macro Financial, LLC, a FINRA member broker dealer, is a subsidiary of MacroMarkets that provides sales and marketing support for Macro Securities Depositor, LLC, Macro Inflation Depositor, LLC and MacroShares Housing Depositor, LLC, which use proprietary product structures to deliver performance on commodities, inflation and real estate.

MacroMarkets holds patents for MacroShares®, an exchange-traded product family whose unique structure can be applied to asset classes that can be reliably indexed.  MacroMarkets was a key catalyst in launching the U.S. house price futures and options markets on the Chicago Mercantile Exchange (CME) in 2006, and with their partners at Fiserv Inc. and Standard & Poors, in establishing the S&P/Case-Shiller Home Price Indices as the globally recognized benchmark for U.S. home prices.  Robert Shiller and Chip Case co-founded Case-Shiller Home Price Indexes based on the fundamental designs of the S&P 500 equity index.  Sam Masucci, the CEO of MacroMarkets, and Robert Shiller, the Chief Economist of MacroMarkets, are currently working on additional products in the real estate market.

Relationship With Concorde and Other Matters

As of the date of this Form 10-K, Blackhawk has the following affiliated relationships with Concorde:

•	Concorde owns 10,317,681 shares of Common Stock of Blackhawk, representing 31.78% of the outstanding shares of Common Stock of Blackhawk;

•	Concorde has agreed to provide sufficient funds to Blackhawk through January 1, 2010 if Blackhawk is unable to raise sufficient proceeds from an equity offering or offerings and operations;

•	Concorde provides office space and secretarial assistance to Blackhawk for which, commencing on January 1, 2009, Blackhawk is paying or accruing to Concorde $4,000 per month for such space; and

•	Craig A. Zabala, Chairman, President and Chief Executive Officer of Blackhawk, also holds such positions with Concorde and owns 62.42% of Concorde's outstanding shares of Common Stock.

From inception (April 22, 2004) through December 31, 2008, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from Concorde.

During 2006, Blackhawk borrowed $133,005 from Concorde to fund the formation of Blackhawk, offering costs for its first two Regulation E offerings and operating expenses.  Of the amount borrowed in 2006, $100,000 was evidenced by a demand convertible note bearing interest at 8.25% per annum convertible after November 1, 2006 into common stock of Blackhawk at a price of $1.00 per share or the price per share of Blackhawk's second Regulation E offering.  The balance of borrowings were non-interest bearing and were due on demand.  The borrowings were approved unanimously by the Board of Directors of Blackhawk as fair and in the best interest of Blackhawk.

On May 29, 2007, Blackhawk issued a convertible note in the principal amount of $25,500 ("Note") to Concorde.  The Note evidenced a loan from Concorde to Blackhawk for advances of $17,500 during the nine months ended September 30, 2007 together with $8,000 of advances made to Blackhawk prior to January 1, 2007.  The advances were used to fund a portion of expenses incurred by Blackhawk consisting of legal fees and expenses, accounting fees and expenses, general and administrative expenses.  The Note was repayable upon demand and does not bear interest.  The Note was convertible into shares of common stock of Blackhawk at a conversion rate of one share of common stock per $1.00 of principal amount of Note converted, the price per share in Blackhawk's second Regulation E offering.  The transaction was approved by unanimous written consent of the Board of Directors of Blackhawk as being fair and in the best interests of Blackhawk.  On June 4, 2007, pursuant to the terms of the Note, Concorde converted the $25,500 principal amount of the note into 25,500 shares of Common Stock at $1.00 of principal amount of Note converted, the price per share in Blackhawk's second Regulation E offering.

At December 31, 2008 and 2007, there were no outstanding amounts due to Concorde.

For the year ended December 31, 2008, Blackhawk has a net investment loss of $405,086 and total net assets of $719,976 at December 31, 2008.

On June 21, 2006, Blackhawk entered into an Exchange Agreement ("Exchange Agreement") with Concorde, the largest stockholder and affiliate of Blackhawk, pursuant to which a promissory note (the "Note") issued by Blackhawk on May 3, 2006 to Concorde in the principal amount of $68,847 was exchanged for 6,884,700 shares ("Shares") of Common Stock of Blackhawk.  The Shares are "restricted securities" as defined in Rule 144 of the Securities Act.  The stock was issued in the exchange at $.01 per share, the price per share in Blackhawk's first Regulation E offering.  This exchange took place pursuant to Section 3(a)(9) of the Securities Act as an exchange by an issuer with an existing security holder where no commission or other remuneration was paid or given to Concorde or any other party for soliciting such exchange.  This transaction was approved by all of the directors of Blackhawk pursuant to action by unanimous written consent as fair and in the best interests of Blackhawk and its stockholders.

Concorde converted a portion of amount due from Blackhawk totalling $61,432 into 6,143,200 shares of Common Stock at the offering price of $.01 per share in 2005.

On April 23, 2004, Blackhawk issued 8,500,000 shares of Series A preferred stock and 11,000,000 shares of common stock to its founders at $.00001 per share for a total of $195.  Between September 27, 2004 and December 31, 2005, Blackhawk sold 17,126,781 shares of its common stock at $.01 per share for a total of $171,267.81.  These shares were sold pursuant to Blackhawk's first Regulation E offering.  On November 9, 2005, the board of directors rescinded the issuance of shares of preferred stock to Concorde.  Blackhawk refunded to Concorde the $85 that Concorde paid for the shares.  Concorde waived any rights it may have had against Blackhawk in connection with the issuance and stated that it will not assert any claim against Blackhawk.  On November 12, 2005, certain investors returned 4,500,000 shares of common stock and were refunded $45 on March 22, 2006.  Each investor waived any rights he or she may have had against Blackhawk in connection with the issuance and agreed that he or she would not assert any claim against Blackhawk.  On November 29, 2005, Blackhawk amended its Certificate of Incorporation in the State of Delaware to eliminate the right to issue preferred shares.

Item 1A.  Risk Factors

No Fixed Investment Policy; Limited Investments to Date

We have no fixed policy as to the business or industry group in which we may invest or as to the amount or type of securities or assets that we may acquire.  To date, we have not made any investments in a portfolio company except for the MacroMarkets investment described above, which was made in 2009.  Blackhawk has invested the net proceeds from its second and third Regulation E Offerings received to date in cash equivalents and in investments with maturity dates of less than one year, and in the MacroMarkets investment.  We seek to assist our investee companies and their management teams in devising realistic business strategies and obtaining necessary financing.

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

Our Ability to Grow Will Depend on Our Ability to Raise Capital

Blackhawk has raised in its three Regulation E offerings only $1,711,731, net of expenses of $221,218, in equity capital and has borrowed $255,779 from Concorde, the largest stockholder of Blackhawk of which $255,779 along with $7,391 of accrued interest was converted into 13,160,791 shares of common stock by Concorde.  We will need to periodically access the equity markets to raise cash to fund new investments.  An inability to successfully access the equity markets could limit our ability to grow our business and fully execute our business strategy.  We cannot assure you that we will be able to raise adequate capital in the future.

Fluctuation in Net Asset Value (NAV) of Common Stock

Blackhawk's net asset value (NAV) of its common stock as of December 31, 2008 was $719,976 or $.02218 per share.  The NAV has fluctuated over the past three (3) years and was negative at the end of 2007 and 2006.  There are material risks associated with the changes in Blackhawk's NAV and the fact that it has been negative during such periods.  These risks are: (i) Blackhawk may be insolvent or bankrupt due to negative NAV; (ii) fluctuations in NAV may not be reflected in the price of the common stock in the market place and the price of the common stock may be at a premium or discount to NAV; and (iii) when Blackhawk purchases assets in a portfolio investment, NAV may reflect this as a liability and not an asset.

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

Concorde's Ownership of Blackhawk Common Stock; Affiliates, Conflicts of Interest

As of the date of this Form 10-K, Concorde owns 10,317,681 shares of Blackhawk Common Stock, representing 31.78% of the outstanding shares of Common Stock.  Craig A. Zabala, Chairman and President of Concorde, is also Chairman and President of Blackhawk, and controls Concorde through his 62.42% stock ownership of Concorde.  He also owns or controls 2,432,500 shares of Blackhawk Common Stock, representing 7.49% of the outstanding shares of Blackhawk Common Stock.  Concorde and Zabala may be deemed to control Blackhawk.  Conflicts of interest may arise between Concorde and Blackhawk for business and investment opportunities and other matters.  Any conflicts of interest will be resolved by a board committee of Blackhawk directors consisting of only independent Blackhawk directors.

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

There is no agreement for any stock acquisitions and no minimum requirements for any stock acquisitions

As of the date of this Form 10-K, Blackhawk has no current arrangement, agreement or understanding with respect to making an investment in a specific entity.  Blackhawk's MacroMarkets investment closed in January 2009.  There can be no assurance that Blackhawk will be successful in identifying and evaluating suitable business opportunities or in concluding an investment.  No particular industry or specific business within an industry has been selected for a target company.  Blackhawk has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria, which it will require a target company to have achieved, or without which Blackhawk would not consider an investment.  Accordingly, Blackhawk may invest in a company which has no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.  There is no assurance that Blackhawk will be able to negotiate an investment on terms favorable to Blackhawk.

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

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment.  However, certain of those investments may fail, in which case we will not receive any return on our investment.  In addition, our investments may not generate income, either in the immediate future, or at all.  As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses.  In the past, Blackhawk has borrowed money from its largest stockholder, Concorde, to fund its operating expenses and Concorde has agreed to fund operating expenses through January 1, 2010.  However, there can be no assurance that Concorde will continue to lend money to Blackhawk after such date.  The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

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

Subject to compliance with the BDC provisions of the Investment Company Act, Blackhawk will invest in Special Purpose Vehicles ("SPVs") and other entities and vehicles seeking special strategies in the ETF marketplace.

Market Illiquidity

At the time of sale of Blackhawk’s portfolio securities, there may not be a market of sufficient stability to allow Blackhawk to sell its entire position, potentially resulting in Blackhawk not being able to sell such securities at prevailing market prices or at the prices at which Blackhawk may have valued its position in the investee's securities.

Market Price for Common Stock

Shares of Common Stock trade very infrequently on the OTC Bulletin Board under the symbol BHCG.OB.  During the period from January 2007 to March 6, 2009, shares have traded between $.04 and $1.00, with little trading volume.
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

There is a range of values which are reasonable for an investment at any particular time.  Fair value is generally defined as the price at which the investment in question could change hands, the “exit price”, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts.  Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” further classifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  Therefore, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). To increase objectivity in valuing the securities, Blackhawk intends to use external measures of value such as public markets or significant third-party transactions whenever possible.  Neither a long-term workout value nor an immediate liquidation value will be used.  Certain members of Blackhawk's Board of Directors may hold positions in some of Blackhawk's investee companies and certain members of the Board of Directors may hold officer or director positions with some of Blackhawk's investee companies.

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

The cost method values an investment based on its original cost to Blackhawk, adjusted for the amortization of original issue discount, accrued interest and certain capitalized expenditures of Blackhawk.  While the cost method is the simplest method of valuation, it is often the most unreliable because it is applied in the early stages of an investee's development and is often not directly tied to objective measurements.  All investments are carried at cost until significant positive or adverse events subsequent to the date of the original investment warrant a change to another method. Some examples of such events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for the investee's common stock; (5) material positive or adverse changes in the investee's business; and (6) the inability to obtain credit.

The comparables method is used to value an investment position based upon a careful analysis of the best available outside information when there is no established public or private market in the investee company's securities and it is no longer appropriate to use the cost method.  Comparisons are made using factors (such as earnings, sales or net worth) that influence the market value of similar public companies or that are used in the pricing of private transactions of comparable companies.  At times discounts may be taken when private companies are appraised by comparing private companies to similar public companies.  Liquidation value may be used when an investee company is performing substantially below plan and its continuation as an operating entity is in doubt.  Under the comparables method, the differences among companies in terms of the source and type of revenues, quality of earnings, and capital structure are carefully considered.

An comparables method value can be defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or to sell, and both have reasonable knowledge of all the relevant facts.  In the case of start-up companies where the entire assets may consist of only one or more of the following: (1) a marketing plan, (2) management or (3) a pilot operation, an evaluation may be established by capitalizing the amount of the investment that could reasonably be obtained for a predetermined percentage of the ownership in the particular company.  Valuations under the comparables method are considered to be more subjective than the cost, public market or private market methods.

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

The public market method is the preferred method of valuation when there is an established public market for the investee's securities, since that market provides the most objective basis for valuation.  In determining whether the public market is sufficiently established for valuation purposes, we intend to examine the trading volumes, the number of stockholders and the number of market makers.  Under the public market method, as well as under the other valuation methods, we may discount investment positions that are subject to significant legal, contractual or practical restrictions which are specific to the security.  When an investee's securities are valued under the public market method, common stock equivalents such as presently exercisable warrants or options are valued based on the difference between the exercise price and the market value, subject to management and board discretion, of the underlying common stock.

Regulation - Business Development Companies ("BDCs")

The following is a summary description of the Investment Company Act, as applied to business development companies.  This description is qualified in its entirety by reference to the full text of the Investment Company Act and the rules promulgated thereunder by the SEC.

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

A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" and certain bankrupt or insolvent companies and must make available significant managerial assistance to its investee companies.  An eligible portfolio company generally is a United States company that is not an investment company (except for wholly-owned SBIC's licensed by the U.S. Small Business Administration) and (1) does not have a class of securities included in the Federal Reserve Board's over-the-counter margin list, (2) is actively controlled by the business development company and has an affiliate of the business development company on its board of directors, or (3) meets such other criteria as may be established by the SEC. Control, under the Investment Company Act, as amended, is presumed to exist where the business development company, and its affiliates or related parties, own 25% or more of the issued and outstanding voting securities of the investee.  The SEC recently adopted new rules expanding the definition of eligible portfolio company to include certain publicly traded companies.

The Investment Company Act prohibits or restricts a registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies.  Moreover, the Investment Company Act limits the type of assets that Blackhawk may acquire to "qualifying assets" and certain other assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of Blackhawk's assets consists of qualifying assets.  The effect of this regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time Blackhawk acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of Blackhawk's initial acquisition of their securities but are no longer eligible, provided that Blackhawk has maintained a substantial portion of its initial investment in those companies; (4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt.  The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets.  As of the date of this Form 10-K, Blackhawk has made the MacroMarkets investment.

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

Federal Income Tax Matters

The following discussion is a general summary of the material federal income tax considerations applicable to Blackhawk and to an investment in common stock.  This summary does not purport to be a complete description of the income tax considerations applicable to such an investment.  For example, it does not describe tax consequences that are assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, regulated investment companies, dealers in securities, pension plans and trusts, and financial institutions.  This summary assumes that investors hold Blackhawk common stock as capital assets (within the meaning of the Internal Revenue Code of 1986, as amended ("Code")).  The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as in effect as of the date of this prospectus and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion.  Blackhawk has not sought and will not seek any ruling from the Internal Revenue Service (the "IRS") regarding this offering.  This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax.  It does not discuss the special treatment under federal income tax laws that could result if Blackhawk invested in tax-exempt securities or certain other investment assets in which it does not currently intend to invest.

A "U.S. stockholder" generally is a beneficial owner of shares of Blackhawk common stock who is for federal income tax purposes:

•
a citizen or individual resident of the United States including an alien individual who is a lawful permanent resident of the United States or meets the “substantial presence” test in Code Section 7701 (b);

•	a corporation or other entity taxable as a corporation, for federal income tax purposes, created or organized in or under the laws of the United States or any political subdivision thereof;

•	a trust over which a court in the U.S. has primary supervision over its administration or over which U.S. persons have control; or

•	an estate, the income of which is subject to federal income taxation regardless of its source.

A "Non-U.S. stockholder" is a beneficial owner of shares of Blackhawk common stock that is neither a U.S. stockholder nor a partnership for federal income tax purposes.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of Blackhawk common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership.  A prospective stockholder who is a partner of a partnership holding shares of Blackhawk common stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of Blackhawk common stock.

Tax matters are often very complicated and the tax consequences to an investor of an investment in Blackhawk shares will depend on the facts of his, her or its particular situation.  Blackhawk encourages investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a Regulated Investment Company ("RIC")

As a business development company ("BDC"), Blackhawk intends to elect to be treated as a RIC under Subchapter M of the Code when its Board of Directors determines this is in the best interests of its shareholders after it acquires investments.  As a RIC, Blackhawk generally will not have to pay corporate level taxes on any income or gains that it distributes to its stockholders as dividends.  To qualify for tax treatment as a RIC, Blackhawk must, among other requirements, meet certain source of income and asset diversification requirements (as described below).  In addition, to obtain the federal income tax benefits allowable to RICs, Blackhawk must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the sum of its net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long tern capital losses (the "Annual Distribution Requirement").

Taxation as a Regulated Investment Company

For any taxable year in which Blackhawk qualifies as a RIC and satisfies the Annual Distribution Requirement, it generally will not be subject to federal income tax on the portion of its investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that it distributes to stockholders with respect to that year.  Blackhawk will be subject to federal income tax at the regular corporate rates on any net ordinary income or capital gain not distributed (or deemed distributed) to its stockholders.

As a RIC, Blackhawk will be subject to a 4% nondeductible federal excise tax on certain net taxable undistributed income unless it distributes in a timely manner an amount at least equal to the sum of (1) 98% of its net ordinary income for each calendar year, (2) 98% of its capital gain net income for the one year period ending October 31 in that calendar year, and (3) any net income realized, but not distributed, in the preceding year.  Blackhawk will not be subject to excise taxes on amounts on which it is required to pay corporate income tax (such as retained net capital gains).  Blackhawk anticipates that it would make sufficient distributions each taxable year and/or pay sufficient corporate income tax to avoid any excise tax liability, although Blackhawk reserves the right to pay an excise tax rather than make an additional distribution when circumstances warrant (e.g., the payment of an excise tax amount that it deems to be de minimis).

To qualify for tax treatment as a RIC for federal income tax purposes, in addition to satisfying the Annual Distribution Requirement, Blackhawk must, among other things:

•	have in effect at all times during each taxable year an election to be regulated as a BDC under the Investment Company Act;

•
derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to its business of investing in such stock or securities and (b) net income derived from an interest in a "qualified publicly traded partnership" (all such income "Qualifying Income"); and

•
diversify its holdings so that at the end of each quarter of the taxable year, at least 50% of the value of its assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of its assets is invested in the securities, other than U.S. government securities or securities of other RICs, of (a) one issuer, (b) securities of two or more issuers that are controlled, as determined under applicable tax rules, by Blackhawk and that are engaged in the same or similar or related trades or businesses or (c) securities of one or more "qualified publicly traded partnerships" (the "Diversification Tests").

Blackhawk may be required to recognize taxable income in circumstances in which it does not receive cash.  For example, if Blackhawk holds debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment in kind interest or, in certain cases, increasing interest rates or issued with warrants), Blackhawk must include in income in each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by it in the same taxable year.  Because any original issue discount accrued will be included in Blackhawk’s investment company taxable income for the year of accrual, it may be required to make a distribution to its stockholders to satisfy the Annual Distribution Requirement, even though it will not have received any corresponding cash amount.

Blackhawk anticipates that it will be authorized to borrow funds and to sell assets to satisfy the Annual Distribution Requirement and to avoid any excise tax liability.  However, under the Investment Company Act, Blackhawk is not currently permitted to make distributions to its stockholders while its debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met.  Moreover, Blackhawk’s ability to dispose of assets to meet the Annual Distribution Requirement and to avoid any excise tax liability may be limited by (1) the illiquid nature of Blackhawk’s portfolio, or (2) other requirements relating to Blackhawk’s tax treatment as a RIC, including the Diversification Tests.  If Blackhawk disposes of assets to meet the Annual Distribution Requirements and to avoid any excise tax liability, it may make such dispositions at times that, from an investment standpoint, are not advantageous.

Gain or loss realized by Blackhawk from the sale or exchange of warrants as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss.  Such gain or loss generally will be long-term or short-term, depending on how long Blackhawk held a particular warrant.  Blackhawk’s transactions in options, futures contracts, hedging transactions and forward contracts will be subject to special tax rules, the effect of which may be to accelerate income to Blackhawk, defer losses, cause adjustments to the holding periods of investments, convert long-term capital gains into short-term capital gains, convert short-term capital losses into long-term capital losses or have other tax consequences.  These rules could affect the amount, timing and character of distributions to stockholders.  Blackhawk has not yet determined the extent to which it might engage in these types of transactions, if at all.

A RIC is not permitted to deduct expenses in excess of its "investment company taxable income" (which is, generally, ordinary income plus net short-term capital gains in excess of net long-term capital losses).  If Blackhawk’s expenses in a given year exceed investment company taxable income (e.g., as the result of large amounts of equity based compensation), it would experience a net operating loss for that year.  However, a RIC is not permitted to carry forward net operating losses to subsequent years.  In addition, expenses can be used only to offset investment company taxable income, not net capital gain (that is, the excess of net long-term capital gains over the net short-term capital losses).  Due to these limits on the deductibility of expenses, Blackhawk may for tax purposes have aggregate taxable income over a period of several years that it is required to distribute and that is taxable to its stockholders even if such income is greater than the net income it actually earned during those years in the aggregate.  Such required distributions may be made from Blackhawk's cash assets or by liquidation of investments, if necessary.  Blackhawk may realize gains or losses from such liquidations.  In the event Blackhawk realizes net capital gains from such transactions, a stockholder may receive a larger capital gain distribution than the stockholder would have received in the absence of such transactions.  Assuming Blackhawk qualifies for tax treatment as a RIC, its corporate-level federal income tax should be substantially reduced or eliminated, and, as explained above, a portion of Blackhawk's distributions or deemed distributions may be characterized as long-term capital gain in the hands of stockholders.  See "Election to be Taxed as a Regulated Investment Company" above.

Except as otherwise provided, the remainder of this discussion assumes that Blackhawk qualifies for tax treatment as a RIC and has satisfied the Annual Distribution Requirement.

Taxation of U.S. Stockholders

For federal income tax purposes, distributions by Blackhawk generally are taxable to U.S. stockholders as ordinary income or capital gains.  Distributions of "investment company taxable income" (which is, generally, Blackhawk's ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of Blackhawk's current or accumulated earnings and profits.  For taxable years beginning before January 1, 2011, to the extent such distributions are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions may be designated by Blackhawk as "qualified dividend income" eligible to be taxed in the hands of non-corporate stockholders at the rates applicable to long-term capital gains, provided holding period and other requirements are met at both the stockholder and company levels.  In this regard, it is anticipated that distributions generally will not be attributable to dividends and, therefore, generally will not be qualified dividend income.  Distributions of net capital gains (which is generally Blackhawk's realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by Blackhawk as "capital gain dividends" will be taxable to a U.S. stockholder as long-term capital gains (currently at a maximum rate of 15% in the case of individuals, trusts or estates), regardless of the U.S. stockholder's holding period for his, her or its common stock. Distributions in excess of Blackhawk’s current and accumulated earnings and profits first will reduce a U.S. stockholder's adjusted tax basis in such stockholder's common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

Blackhawk may retain some or all of its realized net long-term capital gains in excess of realized net short-term capital losses and designate the retained net capital gains as a "deemed distribution."  In that case, among other consequences, Blackhawk will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by Blackhawk.  The amount of the deemed distribution net of such tax will be added to the U.S. stockholder's cost basis for his, her or its common stock.  Since Blackhawk expects to pay tax on any retained net capital gains at Blackhawk’s regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain.  Such excess generally may be claimed as a credit against the U.S. stockholder's other federal income tax obligations or may be refunded to the extent it exceeds a stockholder's liability for federal income tax.  A stockholder that is not subject to federal income tax or otherwise required to file a federal income tax return would be required to file a federal income tax return on the appropriate form to claim a refund with respect to the allocable share of the taxes that Blackhawk has paid.  For federal income tax purposes, the tax basis of shares owned by a stockholder will be increased by an amount equal to the excess of the amount of undistributed capital gains included in the stockholder's gross income and the tax deemed paid by the stockholder as described in this paragraph.  To utilize the deemed distribution approach, Blackhawk must provide written notice to its stockholders prior to the expiration of 60 days after the close of the relevant taxable year.  Blackhawk cannot treat any of its investment company taxable income as a “deemed distribution.”  Blackhawk may also make actual distributions to it stockholders of some or all of realized net long-term capital gains in excess of realized net short-term capital losses.

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year, and (2) the amount of capital gain dividends paid for that year, Blackhawk may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question.  If Blackhawk makes such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made.  However, any dividend declared by Blackhawk in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by Blackhawk's U.S. stockholders on December 31 of the year in which the dividend was declared.

A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of Blackhawk common stock.  Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year.  Otherwise, it will be classified as short-term capital gain or loss.  However, any capital loss arising from the sale or disposition of shares of Blackhawk common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares.  In addition, all or a portion of any loss recognized upon a disposition of shares of Blackhawk common stock may be disallowed if other shares of Blackhawk common stock are purchased within 30 days before or after the disposition.  In such a case, the basis of the newly purchased shares will be adjusted to reflect the disallowed loss.

For taxable years beginning before January 1, 2011, individual U.S. stockholders are subject to a maximum federal income tax rate of 15% on their net capital gain (i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in Blackhawk shares.  Such rate is lower than the maximum rate on ordinary income currently payable by individuals.  Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 35% rate also applicable to ordinary income.  Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year ($1,500 for married individuals filing separately); any net capital losses of a non-corporate stockholder in excess of $3,000 ($1,500 for married individuals filing separately) generally may be carried forward and used in subsequent years as provided in the Code.  Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

Distributions are taxable to stockholders even if they are paid from income or gains earned by Blackhawk before a stockholder’s investment (and thus were economically included in the price the stockholder paid).  If an investor purchases shares of Blackhawk common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically, it may represent a return of his, her or its investment.

Blackhawk will send to each of its U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder's taxable income for such year as ordinary income and as long-term capital gain.  In addition, the federal tax status of each year's distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the 15% "qualified dividend income" rate).  Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.  Dividends distributed by Blackhawk generally will not be eligible for the corporate dividends received.

Blackhawk may be required to withhold federal income tax ("backup withholding"), currently at a rate of 28%, from all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish Blackhawk with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (2) with respect to whom the IRS notifies Blackhawk that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect.  An individual's taxpayer identification number is his or her social security number.  Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder's federal income tax liability, provided that proper information is provided to the IRS.

Taxation of Non-U.S. Stockholders

Whether an investment in the shares is appropriate for a non-U.S. stockholder will depend upon that person’s particular circumstances; non-U.S. stockholders should consult their tax advisors before investing in Blackhawk common stock.  In general, dividend distributions (other than certain distributions derived from net long-term capital gains, certain interest income and short-term capital gains, as described below) paid by Blackhawk to a non-U.S. stockholder are subject to withholding of federal income tax at a rate of 30% (or lower applicable treaty rate) even if they are funded by income or gains that, if paid to a non-U.S. stockholder directly, would not be subject to withholding.  If the distributions are effectively connected with a U.S. trade or business of the non-U.S. stockholder (and, if an income tax treaty applies, attributable to a permanent establishment in the United States), Blackhawk will not be required to withhold federal tax if the non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to federal income tax at the rates applicable to U.S. stockholders.  (Special certification requirements apply to non-U.S. stockholders that are foreign partnerships or foreign trusts - such entities are urged to consult their tax advisors.)

Actual or deemed distributions of Blackhawk's net capital gain to a non-U.S. stockholder, and gains realized by a non-U.S. stockholder upon the sale of Blackhawk common stock, will not be subject to federal withholding tax and generally will not be subject to federal income tax unless the distributions or gain, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. stockholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. stockholder in the U.S.), or in the case of an individual stockholder, the stockholder is present in the U.S. for a period or periods aggregating 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met.  If Blackhawk distributes its net capital gain in the form of deemed rather than actual distributions, a non-U.S. stockholder will be entitled to a federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax Blackhawk paid on the capital gains deemed to have been distributed.  To obtain the refund, the non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a federal income tax return even if the non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a federal income tax return.  For a corporate non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of Blackhawk common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional "branch profits tax" at a 30% rate (or at a lower rate if provided for by an applicable treaty).

A non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of federal tax, may be subject to information reporting and backup withholding of federal income tax on dividends unless the non-U.S. stockholder provides Blackhawk or the dividend paying agent with an IRS Form W-8BEN (or an acceptable substitute or successor form) or otherwise meets documentary evidence requirements for establishing that it is a non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

Investment in the shares may not be appropriate for a non-U.S. stockholder; non-U.S. persons should consult their tax advisors with respect to the federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

Failure to Qualify as a Regulated Investment Company

If Blackhawk fails to qualify for treatment as a RIC (including if Blackhawk's Board of Directors elects to temporarily or permanently revoke its RIC election), Blackhawk would be subject to tax on all of its taxable income at regular corporate rates.  Blackhawk would not be able to deduct distributions to stockholders, nor would distributions be required to be made.  Such distributions would be taxable to Blackhawk’s stockholders as dividend income to the extent of Blackhawk’s current and accumulated earnings and profits and (if made in a taxable year beginning before January 1, 2011) provided certain holding period and other requirements were met, could potentially qualify for treatment as "qualified dividend income" in the hands of stockholders taxed as individuals eligible for the 15% maximum rate.  Subject to certain limitations under the Code, corporate distributees may be eligible for the dividends received deduction with respect to Blackhawk's dividend distributions.  Distributions in excess of Blackhawk’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and any remaining distributions would be treated as a capital gain.  If Blackhawk realized a net capital loss for any taxable year, it could carry back such net capital loss only against capital gain.  Such a net capital loss for any taxable year could generally be carried back to each of the three preceding taxable years, and then any unused portion thereof may be carried over into the subsequent taxable years for a period of five years.

To requalify as a RIC in a subsequent taxable year, Blackhawk would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which it failed to qualify for tax treatment as a RIC.  Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, Blackhawk could be subject to tax on any unrealized net built-in gains in the assets held by Blackhawk during the period in which it failed to qualify for tax treatment as a RIC that are recognized within the subsequent 10 years, unless Blackhawk made a special election to pay corporate-level tax on such built-in gain at the time of its requalification as a RIC.

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

An in-kind distribution will be made only when, in the judgment of Blackhawk’s board of directors, it is in the best interest of Blackhawk's stockholders to do so.  The board of directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on the investee's customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities.  Securities of Blackhawk's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that Blackhawk may make an in-kind distribution of securities that are substantially liquid irrespective of the distributee's stockholder rights to sell such securities.  Any such in-kind distribution would require stockholder approval only if the distribution represents substantially all of Blackhawk's assets.  It is possible that Blackhawk may make an in-kind distribution of securities that have appreciated or depreciated from the time of purchase depending upon the particular distribution.  Blackhawk has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any distributions will be made.  Blackhawk closed on the MacroMarkets investment in January 2009.

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

Employees

As of December 31, 2008, Blackhawk had two employees.

Item 1B.  Unresolved Staff Comments

This Section is not applicable.

Item 2. Properties

Blackhawk subleases office space at 14 Wall Street, 11th Floor, New York, New York from Concorde, an affiliate of Blackhawk.  Commencing January 1, 2009, Blackhawk is paying or accruing $4,000 to Concorde for this space.  Previously, Blackhawk did not pay Concorde for this space.  The lease is on a month-to-month basis.

Item 3. Legal Proceedings

Blackhawk is not a party in any legal proceedings.  Blackhawk knows of no material legal proceedings pending or threatened, or judgments entered against any of its directors or officers in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2008, the stockholders of Blackhawk, voting by written consent, voted to approve Blackhawk's Stock Option Plan.  Stockholders owning 53.25% of the shares of common stock signed written consents approving the Stock Option Plan.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information

The common stock of Blackhawk is not listed on any principal United States market or exchange.  It trades on the OTC Bulletin Board under the symbol "BHCG.OB."  The stock was added to the OTC Bulletin Board effective August 23, 2006.  The stock first started trading on the OTC Bulletin Board on January 24, 2007 as reported by BigCharts.com.  However, the common stock trades infrequently and sporadically and thus there is not an established public trading market for the common stock.  Listed below is the range of high and low bid quotations as reported by OTC Bulletin Board, Historical Research Reports for four quarters in 2007 and in 2008 and the first quarter of 2009 (to February 27, 2009).

	Bid

	High	Low
2009

First Quarter (through February 27, 2009)	$0.25	$0.06

2008

First Quarter	$0.36	$0.06

Second Quarter	$0.19	$0.10

Third Quarter	$0.17	$0.06

Fourth Quarter	$0.12	$0.04

2007

First Quarter	$0.50	$0.08

Second Quarter	$0.77	$0.10

Third Quarter	$0.40	$0.10

Fourth Quarter	$0.20	$0.12

Such over-the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 20, 2009, the approximate numbers of holders of the Company's common stock is 211.

Dividends

Blackhawk has paid no cash or other dividends on its common stock and for the foreseeable future has no plans to pay cash or other dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Board of Directors and stockholders of the Company in November 2008 and December 2008, respectively, approved the Company's Stock Option Plan.  For a description of the Stock Option Plan, see Item 11 "Executive Compensation--Stock Option Plan" herein.  There are 3,000,000 shares authorized for issuance under the Stock Option Plan, and 600,000 options issued and outstanding.  On February 1, 2009, the Stock Option Committee of the Board of Directors of the Company issued to Craig A. Zabala, President and Chief Executive Officer of the Company, options to purchase 600,000 shares at an exercise price of $.40 per share.  The Options are exercisable beginning February 1, 2009 and ending February 1, 2019.

Sale of Unregistered Securities

(a)           Blackhawk reported the sale of its unregistered securities during 2008 on Current Reports on Form 8-K.

(b)           Not applicable.

(c)           Not applicable.

Item 6. Selected Financial Data

The selected financial data presented below for the years ended December 31, 2008, 2007, 2006, 2005 and for the period from inception (April 22, 2004) to December 31, 2004, are derived from the audited financial statements of the Company.  This data is qualified in its entirety by reference to, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and related notes thereto for the years ended December 31, 2008, 2007 and 2006 (included in this Annual Report), and 2005 and for the period from inception (April 22, 2004) to December 31, 2004 (not included in this Annual Report).

BLACKHAWK CAPITAL GROUP BDC, INC.
SELECTED FINANCIAL DATA
Years Ended December 31, 2008, 2007, 2006, 2005 and
Period from Inception (April 22, 2004) through December 31, 2004

	Year Ended				For the Period Inception (April 22, 2004)
	2008	2007	2006	2005	Through December 31, 2004
Total Investment Income	$17,613	$3,263	$460	$1,139	$15
Total Expenses	(422,702)	(407,179)	(387,707)	(46,074)	(12,530)
Net Investment (Loss)	(405,089)	(403,916)	(387,247)	(44,935)	(12,515)
Net Decrease in Assets Resulting from Operations	(411,590)	(398,703)	(387,247)	(44,935)	(12,515)

Per Share Data:
Loss Per Common Share, Basic and Diluted:*	(.01284)	(0.01290)	(0.01371)	(0.00220)	(0.00179)

	As of December 31
	2008	2007	2006	2005	2004
Total Assets	$838,078	$261,023	$9,637	$83,399	$101,235
Total Liabilities	$118,102	298,258	306,061	61,423	96,953
Total Net Assets (Liabilities)	$719,976	(37,235)	(296,424)	21,976	4,282

Other Data:
Total Return Per Share Based on Net Asset Value**		(135%)	(1,474%)	(440%)	(17,900%)
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

Overview

Blackhawk is a business development company registered under the Investment Company Act formed to engage in the business of investing primarily in small to mid-sized companies.  The Company also intends to provide managerial assistance to developing companies.

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

Portfolio and Investment Activity

Blackhawk did not make any portfolio investment in 2008 or in prior years. On January 12, 2009, Blackhawk entered into a Voting Capital Interests Purchase Agreement ("Purchase Agreement") with MacroMarkets LLC, a Delaware limited liability company ("MacroMarkets").  Pursuant to the Purchase Agreement, Blackhawk purchased a five percent (5%) membership interest in MacroMarkets for $250,000 and Craig A. Zabala, Chairman and President of Blackhawk, was appointed a non-voting board member of MacroMarkets.  The Purchase Agreement contains standard representations, warranties and indemnification provisions.  The transaction closed on January 12, 2009. Blackhawk used funds from working capital to make the equity investment.

Results of Operations

Investment Income

For the year ended December 31, 2008, interest income increased to $17,613 from $3,263 for the year ended December 31, 2007.  The increase was primarily attributable to higher balances of interest bearing securities.

For the year ended December 31, 2007, interest income increased to $3,263 from $460 for the year ended December 31, 2006 due to interest bearing securities in 2007.  In 2006, the Company did not hold any interest bearing securities.

General and Administrative Expenses

For the year ended December 31, 2008, expenses increased to $422,702 from $407,179 for the year ended December 31, 2007.  The increase was primarily attributable to an increase in professional fees and advisory fees mitigate by a reduction in interest expense.

For the year ended December 31, 2007, expenses increased to $407,179 from $387,707 for the year ended December 31, 2006.  The increase was primarily attributable to an increase in professional fees and mitigate by a reduction in consulting fees, filing fees, and insurance.

Liquidity and Capital Resources

From inception (April 22, 2004) through December 31, 2008, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, Concorde.

In 2004, Blackhawk received $65 from the founders and $16,647, net of costs of $4,272, from the sale of stock under its Regulation E offering.

In 2005, Blackhawk received $1,282, net of costs of $87,635, from the sale of stock under its first Regulation E offering.

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

At December 31, 2008 and 2007, Blackhawk did not have any borrowings due to Concorde.

Pursuant to the Company's second Regulation E Offering, as of June 4, 2007, the Company sold and exchanged an aggregate of 502,891 shares of Common Stock at a purchase price of $1.00 per share, to four (4) accredited investors for an aggregate amount of $502,891.  The sale consisted of the following: (1) 370,000 shares sold to three (3) accredited investors for the purchase price of $1.00 per share, or an aggregate of $370,000; and (ii) the issuance of 132,891 to Concorde, an affiliate and the largest stockholder of the Company, in exchange for (x) $107,391 in a convertible note (consisting of $100,000 in principal and $7,391 in accrued and unpaid interest) owed by the Company to Concorde and issued on August 1, 2006 and (y) $25,500 in a convertible note owed by the Company to Concorde and issued on May 29, 2007.  The conversion price for both of these notes was $1.00 per share of Common Stock.

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

Pursuant to the Company's third Regulation E Offering, which commenced on November 30, 2007, Concorde sold an aggregate of 1,298,112 shares of Common Stock, at a purchase price of $1.00 per share to nine (9) purchasers for an aggregate amount of $1,298,112 during the year ended December 31, 2008. Selling commissions were $129,311, which were paid as follows: (i) $69,311 to Richard J. Kelly, prior selling agent; and (ii) $60,000 to John W. Loofbourrow Associates, Inc. (“JWL”), prior selling agent. The Company retained JWL to act as placement agent to raise equity capital for the Company pursuant to an agreement dated April 9, 2008 ("JWL Agreement") which was executed on April 14, 2008. JWL solicited interest from a limited number of potential investors who are "accredited investors" in connection with raising equity capital for the Company in its third Regulation E offering. In return for JWL's services, the Company paid JWL a cash fee equal to ten percent (10%) of the purchase price of any securities placed by JWL. The Company does not have to reimburse JWL for its expenses. The JWL Agreement had a term of sixty (60) days from the date that the Company's Form 1-E offering document (filed with the SEC) was available to be sent to prospective investors and contained customary indemnification and confidentiality provisions. The JWL Agreement also provided that for a period of up to five (5) years from the termination date of the JWL Agreement, if JWL enters into a selling group in any subsequent securities offerings of the Company, then JWL shall receive additional financing fees if the Company sells securities to those investors previously introduced by JWL. The additional fees payable to JWL will be at the same rate as any underwriting or replacement fees that are listed in any Company future offering circular or prospectus. The JWL Agreement expired on June 18, 2008. The JWL Agreement was amended on June 30, 2008 ("Amendment"). The Amendment acknowledged that the JWL Agreement expired on June 18, 2008 ("Expiration Date") and that JWL is entitled to receive financing fees with respect to purchases by investors that purchased their shares after the Expiration Date, but were introduced to the Company by JWL before the Expiration Date. In July 2008, the Company raised $600,000 and paid $60,000 in placement fees to JWL.

The net cash proceeds from the three (3) Regulation E offerings since inception have been $1,711,731 through December 31, 2008.

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

Blackhawk has a net loss of $411,590 for the fiscal year ended December 31, 2008, and had total net assets of $719,796 at December 31, 2008 and to date has made one investment in an eligible portfolio company, which is MacroMarkets.  Blackhawk intends to raise capital through another proposed offering and access the equity markets to raise cash to fund investments.  Since inception, Blackhawk's operations have been principally funded by three Regulation E offerings and by loans from Concorde.  Blackhawk is presently dependent on Concorde to provide capital and liquidity needs.  Concorde has agreed to provide sufficient capital to Blackhawk to operate through January 1, 2010.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates and the valuation of investments.

Interest Rate Risk

This Section is not applicable.  Blackhawk does not have any interest-bearing liabilities at this time.

Portfolio Valuation

Blackhawk intends to use the U.S. Private Equity Valuation Guidelines ("Guidelines") to provide its managers with a framework for valuing investments in portfolio companies at fair value and to provide greater consistency within the private equity industry with regard to valuation.  These Guidelines are intended to assist managers in their estimation of fair value and are intended to be consistent with GAAP.  Blackhawk has made one investment to date in MacroMarkets.

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

Management assessed the effectiveness of Blackhawk's internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment management believes that, as of December 31, 2008, Blackhawk's internal control over financial reporting is ineffective for two reasons:  (1) Blackhawk has a material weakness in its internal controls due to a lack of segregation of duties, and (2) Blackhawk lacks the resources to hire additional personnel to perform this function until it raises additional capital.

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

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2008, there have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.  Other Information

This Section is not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information concerning our directors and executive officers:

Name and Address	Age	Position Held with Company

Dr. Craig A. Zabala(1)	57	President, Chief Executive
P.O. Box 360		Officer, Acting Chief
Greene Street Station		Financial Officer, Acting
New York, New York 10012		Chief Compliance Officer, Secretary, Chairman

Robert M. Fujii(2)(3)	59	Vice President
1624 Acton Street
Berkeley, California 94702

Robert J. Francis(3)	38	Director
5416 South 161st Street Omaha, NE 68135

Janet Buxman Kurihara(3)	50	Director
11007 North Cottontail Lane
Parker, Colorado 80138

Randy Tejral(3)	53	Director
6529 Pine Ridge Road
Elkhorn, Nebraska 68022

Mick Woodwards(1)(3)	50	Director
4849 Woodruff Avenue
Lakewood, California 90713

(1)	Control person as defined in Section 2(a)(1) of the Investment Company Act.
(2)	Resigned as Chief Financial Officer on March 17, 2006; assumed the position of Vice President on March 24, 2006.
(3)	Minority shareholder of The Concorde Group, Inc.

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

Except as indicated above, none of our directors holds any directorships in companies with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act.

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

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and by acting pursuant to unanimous written consent without a meeting.  From January 1, 2008 to December 31, 2008, the Board of Directors held four (4) meetings in person or by teleconference.  During 2008, the Board of Directors also acted by unanimous written consent four (4) times.

Blackhawk has a Stock Option Committee but does not have any other board committees, including an audit committee.

Blackhawk's Stock Option Committee was formed in January 2009 and consists of Robert J. Francis and Janet Buxman Kurihara.  The Stock Option Committee administers the Company's Stock Option Plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of filings with the SEC, we believe that all our directors, executive officers and 10% beneficial owners complied during fiscal 2008 with the reporting requirements of Section 16(a) of the Exchange Act.

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

The Board of Directors voted by unanimous written consent on August 17, 2006 to amend and restate the Code of Ethics to include additional compliance provisions applicable to Blackhawk's directors, officers and employees recommended by a consulting firm specializing in SEC compliance matters for business development companies registered under the Investment Company Act, such as Blackhawk.  The Company does not have an audit committee.

Blackhawk hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics.  Such request may be made in writing to the Chairman of the Board of Directors at Blackhawk Capital Group BDC, Inc., 14 Wall Street, 11th Floor, New York, New York  10005.

Item 11. Executive Compensation

Except as set forth herein, since its inception (April 2004), Blackhawk has not paid any compensation to its executive officers or directors, except to Brad Silver, a former officer and director of Blackhawk who resigned on December 8, 2005, was paid $12,000 in consulting fees to assist Blackhawk in extraordinary administration duties during fiscal year 2005.  Other than its Stock Option Plan described herein, Blackhawk does not presently have and never has had any stock option plans, equity incentive or award plans, pension or retirement plans, non-qualified deferred compensation plans, director compensation plans, or any other similar plan.

Blackhawk's Board of Directors does not have a standing compensation committee or committee performing similar functions.  It is the view of the Board of Directors that it is inappropriate for Blackhawk to have such a committee because Blackhawk to date has not raised sufficient capital, has made only one portfolio investment (MacroMarkets) and except as noted in the previous paragraph, has not paid any compensation to its officers and directors.

Employment Agreements

We have no employment agreements with any of our officers or employees other than the Zabala Employment Agreement.

Zabala Employment Agreement

General.  On January 30, 2009, we entered into an employment agreement with Zabala.  Up to this point, Zabala had not received any kind of compensation for the leadership, management and hard work that he provided to the Company.

For the past five years, in addition to his responsibilities for the Company as its founder, Chairman, President and Chief Executive Officer and acting Chief Financial Officer and Chief Compliance Officer, Zabala has been the founder, Chairman, President, and Chief Executive Officer of Concorde, Chairman, President, and Chief Executive Officer of Concorde Europe Inc., Chairman, President, and Chief Executive Officer of Concorde Europe, Ltd., a company formed under the laws of Wales and England, and founder, Chairman, President and Chief Executive Officer of DBL Holdings, LLC (dba Drexel Burnham Lambert).  Zabala is 57 years old. Concorde owns 10,317,681 shares of Company common stock, representing 31.78% of the outstanding shares of Common Stock.  Zabala controls Concorde through his 62.42% stock ownership of Concorde.  He also owns or controls 2,432,500 shares of Company common stock, representing 7.49% of the outstanding shares of the common stock.  Concorde and Zabala may be deemed to control the Company.

Term.  The term of the Employment Agreement is three (3) years.  The term will be automatically renewed for one (1) additional year each year unless ninety (90) calendar days prior to the end of the term, the Company advises Zabala in writing that it does not wish to extend the Employment Period for an additional year.

Pursuant to the Employment Agreement, Zabala serves as President and Chief Executive Officer of the Company, provided that if the Company hires and/or enters into an employment agreement with any executive who serves as President and Chief Operating Officer of the Company, Zabala shall resign his position as President, but would keep his position as Chief Executive Officer.  Zabala also agrees to serve as acting Chief Financial Officer and acting Chief Compliance Officer until the Company retains employees for such positions.  The Employment Agreement also permits Zabala to perform work for Concorde and DBL Holdings, LLC, affiliates of the Company, provided that such work does not compete with the business and business opportunities of the Company.

Compensation.  Zabala receives a base annual salary of $60,000 under the Employment Agreement.  Each year, the Board of Directors may increase the base salary in its discretion.  In the event that the Company sells a minimum of $3,000,000 of shares of its common stock in its current private placement offering (“Offering”) under Rule 506 under Regulation D under the Securities Act, the Company shall increase Zabala's base salary to $250,000 and pay him a $50,000 bonus (which bonus may be increased proportionately if the Company raises more than $3,000,000 in the Offering but the amount of the bonus shall not be greater than $100,000).  If the minimum amount is not raised in the Offering, Zabala's base salary remains at $60,000.

Pursuant to the Employment Agreement, Zabala is entitled to be granted 600,000 options to purchase shares of Common Stock at an exercise price of fair market value per share on date of grant as determined by the Board of Directors pursuant to the requirements of the Company's Stock Option Plan.  The terms of the options granted to Zabala are described above.

Termination.  The Employment Agreement terminates upon the earliest to occur of (i) Zabala's death or disability; (ii) cause or non-cause termination of Zabala by the Company; (iii) a termination by Zabala for “good reason” or Zabala resigns from the Company without “good reason;” or (iv) Zabala is replaced as President and Chief Executive Officer of the Company (except if another executive is hired as President and Chief Operating Officer).

If Zabala is terminated without cause, or if he resigns for “good reason,” he would receive accrued salary and bonuses, if any, to the end of the employment term.  In addition, if Zabala is terminated without cause or if he resigns for "good reason," the Company must pay to Concorde rental payments (for rental of space at 14 Wall Street, New York, New York 10005) of $4,000 per month from April 2004 until the month Zabala is terminated without cause or resigns for "good reason."  If he is terminated for cause, he is not entitled to any rights or compensation under the Employment Agreement, provided that the Company must make the $4,000 monthly rental payment to its affiliate Concorde described in the preceding sentence.  If Zabala is terminated in the event of death or disability, or he resigns without "good reason," he shall only be entitled to receive accrued and unpaid base salary and benefits through the date of his employment termination.  If the Company hires a replacement for Zabala who does not serve as President and Chief Operating Officer, but serves as Chief Executive Officer, Zabala would be entitled to the benefits above for a non-cause termination.

Stock Option Grant

General.  On January 30, 2009, the Stock Option Committee, consisting of independent directors Janet Buxman Kurihara and Robert J. Francis, approved and administered the Stock Option Grant to Zabala which had been approved by the Board of Directors of the Company.  The stockholders of the Company owning approximately 53.25% of the Company's outstanding shares of Common Stock subsequently approved the issuance of the options to Zabala by means of written consent of the stockholders dated January 30, 2009.  The Stock Option Grant was made pursuant to the Company's Stock Option Plan and the Zabala Employment Agreement.

The purpose of the issuance of the options is to advance the interests of the Company by rewarding Zabala for the leadership, management and hard work that he has provided to the Company without any compensation to date, providing Zabala with an additional incentive to exert his best efforts on behalf of the Company, to increase Zabala’s proprietary interest in the success of the Company, to reward Zabala’s outstanding performance and to provide a means to retain Zabala’s service to the Company.

Terms.  The following are the terms of the stock option grant to Zabala:

Number of options:	600,000
Underlying Security	600,000 shares of Common Stock
Exercise Price:	$.40
Grant Date:	February 1, 2009
Per Share Market Value (as of February 1, 2009)[1]	0.22
Vesting:	Fully vested upon issuance.
Expiration Date:	February 1, 2019

(1)
Shares of Common Stock trade very infrequently on the OTC Bulletin Board under the symbol BHCG.OB and there can be wide gaps in the bid and ask prices for the shares of Common Stock.  Stockholders should be aware of these market conditions.

The Stock Option Committee determined that after a good faith review of the current and historical bid, ask and sales prices of the Company’s common stock on the Over The Counter Bulletin Board market, that the exercise price of the stock options ($.40) is at fair market value of the shares of Common Stock on the date of grant based upon the trailing 52-week high of $.40 per share as reported on the Over the Counter Bulletin Board, and that such exercise price is above net asset value per share on grant date.

No Awards under the Company’s Stock Option Plan have been granted to any other officer, director, nominee for election as a director, associate of any director, executive officer or nominee, or to any employee of the Company.

Compensation Committee Interlock and Insider Participation

The Company does not have a compensation committee.  During the 2008 fiscal year, the Board of Directors did not hold any meetings to discuss executive officer compensation.  Thus, no officer of the Company participated in deliberations of the Board of Directors concerning executive officer compensation.  In addition, no executive officer of the Company served as a director or member of the compensation committee of any other entity.

Compensation Committee Report

In the absence of a Compensation Committee, the Board of Directors has reviewed and discussed the compensation discussion and analysis set forth above. Based on this review and discussion, the Board of Directors recommended the inclusion of the compensation discussion and analysis in this Form 10-K.

By the Board of Directors of Blackhawk Capital Group BDC, Inc.

Craig A. Zabala	Janet Buxman Kurihara	Mick Woodwards
Randy Tejral	Robert J. Francis

Director Compensation

Members of the Company's Board of Directors are not compensated (in cash or equity) for any services provided as directors.

Stock Option Plan

General.  The purpose of the Stock Option Plan is to advance the interests of the Company by providing to directors and officers of the Company and to other key employees of the Company who have substantial responsibility for the direction and management of the Company additional incentives to exert their best efforts on behalf of the Company, to increase their proprietary interest in the success of the Company, to reward outstanding performance and to provide a means to attract and retain persons of outstanding ability to the service of the Company.

Under the Stock Option Plan, options (“Awards”) may be granted from time to time to officers, directors and key employees (“Eligible Persons”), all generally in the Stock Option Committee's (“Committee’s”) discretion.  The Committee is composed of at least two non-employee directors, which are responsible for administering the Stock Option Plan.  Directors Robert J. Francis and Janet Buxman Kurihara serve as the members of the Committee.  Each Award under the Plan will be evidenced by a separate written agreement which sets forth the terms and conditions of the Award.  There is no maximum number of persons eligible to receive Awards under the Stock Option Plan, nor is there any limit on the amount of Awards that may be granted to any such person, except as described below with respect to incentive stock options.  As a business development company, the Company's Stock Option Plan must be approved by a required majority, as defined in Section 57(o) of the Investment Company, of the Board of Directors on the basis that such issuance is in the best interests of the Company and its stockholders.  Non-employee directors will be eligible to participate in the Plan upon issuance of an order by the Securities and Exchange Commission pursuant to Section 61(a)(3)(B)(i)(II) of the Investment Company Act and then only in accordance with the terms and conditions of such order.

Number of Shares.  The Company has reserved 3,000,000 shares of Common Stock for issuance under the Stock Option Plan, subject to adjustment to protect against dilution in the event of certain changes in our capitalization.  Of such shares, 2,500,000 shall be reserved for incentive stock options.

Administration.  The Stock Option Plan will be administered by the Committee.  To the extent necessary to comply with Rule 16b-3 under the Exchange Act, the Committee will consist solely of two or more non-employee directors, as that term is defined in Rule 16b-3 under the Exchange Act.  Under the Stock Option Plan, the Committee will have complete authority to determine the persons to whom Awards will be granted from time to time, as well as the terms and conditions of such Awards.  The Committee also will have discretion to interpret the Stock Option Plan and the Awards granted under the Stock Option Plan and to make other determinations necessary or advisable for the administration of the Stock Option Plan.

Stock Option Terms.  The Committee may grant either incentive stock options (for purposes of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)), or nonqualified stock options under the Stock Option Plan.  Except as described below for incentive stock options, the Committee generally has the discretion to determine the persons to whom stock options will be granted, the numbers of shares subject to such options, the exercise prices of such options, the vesting schedules with respect to such options, the terms of such options, as well as the period, if any, following a participant's termination of service during which such option may be exercised, and the circumstances in which all or a portion of an option may become immediately exercisable or be forfeited.

All rights to exercise options shall terminate three (3) months after any optionee ceases to be an officer, director or a key employee of the Company except as otherwise provided by the Committee in an option agreement, and no options will vest after an optionee's termination date.  If any officer or key employee is terminated by the Company for cause, his or her options shall be forfeited immediately.  Notwithstanding the foregoing, however, where an optionee's service as a director, officer or key employee of the Company terminates as a result of the optionee's death or his total and permanent disability, the optionee or the executors or administrators or legatees or distributees of the estate, as the case may be, shall have the right, from time to time within one year after the optionee's total and permanent disability or death and prior to the expiration of the term of the option, to exercise any portion of the option not previously exercised, in whole or in part, as provided in the respective option agreement.

In the discretion of the Committee, the price due upon exercise of an option may be paid in cash or in shares of our Common Stock valued at their then current fair market value, or a combination of both. Shares delivered in payment of such price may be shares acquired by prior exercises of options or otherwise, in the Committee's discretion.  Also in the discretion of the Committee, a participant may exercise an option as to only a part of the shares covered thereby and then, in an essentially simultaneous transaction, use the shares so acquired in payment of the exercise price for additional option shares.

Holders of options shall have no rights as shareholders unless and until such options are exercised and shares are delivered to such persons in accordance with the Stock Option Plan.

Incentive Stock Options.  Incentive stock options may be granted only to persons who are employees (including directors who are also employees but excluding non-employee directors).  Generally, incentive stock options must be granted within ten years of the date the Stock Option Plan is adopted, and the term of any incentive stock option may not exceed ten years.  Furthermore, the aggregate fair market value of shares of Common Stock with respect to which any incentive stock options are exercisable for the first time by a participant during any calendar year, whether such incentive stock options are granted under the Stock Option Plan or any other plans we may adopt, may not exceed $100,000.  Furthermore, the exercise price of incentive stock options must be at least 100% of the fair market value of the Common Stock at the time the incentive stock option is granted, except in the case of incentive stock options granted to any individual who owns more than 10% of the total combined voting power of all classes of our stock, in which case the exercise price of incentive stock options must be at least 110% of the fair market value of the Common Stock at the time of grant.

Changes of Control or Other Fundamental Change.  The Stock Option Plan provides that upon certain mergers or other reorganizations to which we are a party that involves an exchange or conversion or other adjustment of our outstanding Common Stock, each participant generally shall be entitled upon the exercise of his or her stock options to receive the number and class of securities or other property to which such participant would have been entitled in the merger or reorganization if such participant had exercised such stock option prior to such merger or reorganization.

The Stock Option Plan also provides that, upon the occurrence of a change of control, the Committee has the right, but not the obligation, to accelerate the time at which all or a portion of any outstanding options may be exercised.

Miscellaneous.  The Board of Directors generally may amend or terminate the Stock Option Plan or any provision of the Stock Option Plan at any time.  To the extent required by the Exchange Act or the Code, however, absent approval by our stockholders, no amendment may (i) materially alter the group of persons eligible to participate in the Stock Option Plan; (ii) except as specifically provided in the Stock Option Plan, increase the number of shares available for Awards under the Stock Option Plan; (iii) extend the period during which incentive stock options may be granted; or (iv) decrease the exercise price of any option granted under the Stock Option Plan. Furthermore, without the consent of the participant, no amendment to or discontinuance of the Stock Option Plan or any provision thereof shall adversely affect any Award granted to the participant under the Stock Option Plan.

Federal Income Tax Consequences.  The following is a brief description of the Federal income tax consequences to the participants and the Company of the issuance and exercise of stock options under the Stock Option Plan.  All ordinary income recognized by a participant with respect to Awards under the Stock Option Plan shall be subject to both wage withholding and employment taxes.  The deduction allowed to us for the ordinary income recognized by a participant with respect to an Award under the Stock Option Plan will be limited to amounts that constitute reasonable, ordinary and necessary business expenses.

Incentive Stock Options.  In general, no income will result for Federal income tax purposes upon either the granting or the exercise of any incentive option issued under the Stock Option Plan.  If certain holding period requirements (at least two years from the date of grant of the option and at least one year from the date of exercise of the option) are satisfied prior to a disposition of stock acquired upon exercise of an incentive option, the excess of the sales price upon disposition over the option exercise price generally will be recognized by the participant as a capital gain, and the Company will not be allowed a business expense deduction.

If the holding period requirements with respect to incentive options are not met, the participant generally will recognize, at the time of the disposition of the stock, ordinary income in an amount equal to the difference between the option price of such stock and the lower of the fair market value of the stock on the date of exercise and the amount realized on the sale or exchange.  The difference between the option price of such stock and the fair market value of the stock on the date of exercise is a tax preference item for purposes of calculating the alternative minimum tax on a participant’s federal income tax return.  If the amount realized on the sale or exchange exceeds the fair market value of the stock on the date of exercise, then such excess generally will be recognized as a capital gain.  In the case of a disposition prior to satisfaction of the holding period requirements which results in the recognition of ordinary income by the participant, we generally will be entitled to a deduction in the amount of such ordinary income in the year of the disposition.

If a participant delivers shares of our Common Stock in payment of the option price, the participant generally will be treated as having made a like-kind exchange of such shares for an equal number of the shares so purchased, and no gain or loss will be recognized with respect to the shares surrendered in payment of said option price.  In such a case, the participant will have a tax basis in a number of shares received pursuant to the exercise of the option equal to the number of shares of Common Stock used to exercise the option and equal to such participants tax basis in the shares of Common Stock submitted in payment of the option price.  The remaining shares of Common Stock acquired pursuant to the exercise of the option will have a tax basis equal to the gain, if any, recognized on the exercise of the option and any other consideration paid for such shares on the exercise of the option.

Notwithstanding the foregoing, if a participant delivers any stock that was previously acquired through the exercise of an incentive stock option in payment of all or a portion of the option price of an option, and the holding period requirements described above have not been satisfied with respect to the shares of stock so delivered, the use of such stock to pay a portion of the option price will be treated as a disqualifying disposition of such shares, and the participant generally will recognize income.

Nonqualified Stock Options.  The grant of nonqualified stock options under the Stock Option Plan will not result in any income being taxed to the participant at the time of the grant or in any tax deduction for us at such time.  At the time a nonqualified stock option is exercised, the participant will be treated as having received ordinary income equal to the excess of the fair market value of the shares of Common Stock acquired as of the date of exercise over the price paid for such stock.  At that time, we will be allowed a deduction for Federal income tax purposes equal to the amount of ordinary income attributable to the participant upon exercise.  The participant's holding period for the shares of Common Stock acquired will commence on the date of exercise, and the tax basis of the shares will be the greater of their fair market value at the time of exercise or the exercise price.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by Blackhawk to be the beneficial owner of five percent (5%) or more of the common stock of Blackhawk, all directors and executive officers individually and all directors and executive officers of Blackhawk as a group.  Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Class

Dr. Craig A. Zabala	2,432,500	(1)(2)	7.49%
P.O. Box 360
Greene Street Station
New York, New York 10012

The Concorde Group, Inc.	10,317,681	(3)	31.78%
14 Wall Street, 11th Floor
New York, New York 10005

Robert M. Fujii(4)	500,000	1.54%
1624 Acton Street
Berkeley, California 94702

Robert J. Francis(4) 5416 South 161st Street Omaha, Nebraska 68135	0	0%

Janet Buxman Kurihara(4)	0	0%
11007 North Cottontail Lane
Parker, Colorado 80138

Randy Tejral(4) 6529 Pine Ridge Road Elkhorn, Nebraska 68022	0	0%

Mick Woodwards(4)	1,320,269	4.07%
4849 Woodruff Avenue Lakewood, California 90713

Doreen McCarthy(5) 426 Broome Street New York, NY 10013	2,245,000	6.91%

All Executive Officers and	4,252,769	11.25%
Directors as a Group (6 Persons)

(1)
Excludes 10,317,681 shares of common stock and held by The Concorde Group, Inc. of which Dr. Zabala is the control person.  Includes 100,000 shares held in Uniform Transfer to Minors accounts for Dr. Zabala's two nieces.  Also includes options to purchase 600,000 shares, which are presently exercisable.

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

Item 13. Certain Relationships and Related Transactions

Concorde owns 10,317,681 shares of Blackhawk Common Stock, representing 31.78% of the outstanding shares of Common Stock.  Craig A. Zabala, Chairman and President of Concorde, is also Chairman and President of Blackhawk, and controls Concorde through his 62.42% stock ownership of Concorde.  He also owns or controls 2,432,500 shares of Blackhawk Common Stock, representing 7.49% of the outstanding shares of Blackhawk Common Stock.  Concorde and Zabala may be deemed to control Blackhawk.

During 2004, 2005 and 2006, the Company borrowed $91,908, $13,281 and $133,005, respectively, from Concorde to fund the formation of Blackhawk, offering costs for the offering plan and operating expenses.  Of the amount borrowed in 2006, $100,000 was evidenced by a demand convertible note bearing interest at 8.25% per annum convertible after November 1, 2006 into common stock of the company at a price of $1.00 per share, or the price per share of the Company's Regulation E Offering.  On June 4, 2007 Concorde converted the note (including accrued interest of $7,391) for 107,391 shares of common stock.  The balance of borrowings were non-interest bearing and are due on demand.  The borrowings were approved unanimously by the board of directors of Blackhawk as fair and in the best interest of Blackhawk.

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

At December 31, 2008 and 2007, Blackhawk had no outstanding borrowings due to Concorde.

Blackhawk paid a consulting fee of $12,000 to a former vice president and stockholder of the Company during the year ended December 31, 2005.

The Company shares office space and other administrative functions with Concorde at $4,000 per month commencing January 1, 2009.  Prior to January 1, 2009, the Company did not pay rent to Concorde for this sublease of space.

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

See discussion above in Item 11. Executive Compensation regarding Zabala Employment Agreement.  Mr. Zabala is a control person of Concorde, Blackhawk’s largest shareholder.

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

The aggregate fees expected to be billed by Eisner LLP, our independent registered public accounting firm, for professional services rendered for the audit and quarterly reviews of our financial statements for fiscal years 2008, 2007 and 2006 were $113,000, $61,219 and 14,223, respectively.

The aggregate fees billed by Paritz & Company, P.A. for professional services rendered for the audit of our financial statements for fiscal year 2005 were $3,915.

2.	AUDIT-RELATED FEES

The aggregate fees billed during the period of December 31, 2008 and December 31, 2007 for assurance and related services by Eisner LLP that are reasonably related to the performance of the audit or review of Blackhawk's financial statements was $0.

The aggregate fees billed during the year ended December 31, 2005 for assurance and related services by Paritz & Company, P.A. that are reasonably related to the performance of the audit or review of Blackhawk's financial statements was $0.

3.	TAX FEES

The aggregate fees billed for the period ended December 31, 2008 and December 31, 2007 for professional services rendered by Eisner LLP for tax compliance, tax advice and tax planning was $0.

The aggregate fees billed for the year ended December 31, 2005 for professional services rendered by Paritz & Company, P.A. for tax compliance, tax advice, and tax planning was $0.

4.	ALL OTHER FEES

The aggregate fees billed for the year ended December 31, 2008 and December 31, 2007 by Eisner LLP other than services reported above was $0.

The aggregate fees billed for the fiscal year ended December 31, 2005 for products and services provided by Paritz & Company, P.A., other than the services reported above was $0.

5.	PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountants are engaged by Blackhawk to render audit or non-audit services, the engagement is nominated and approved by Blackhawk's board of directors.

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits

10.3	Placement Agent Agreement dated March 6, 2009 between Registrant and John W. Loofbourrow Associates, Inc. ("JWL")

10.4	Amendment dated February 17, 2009 to Placement Agent Agreement dated January 16, 2009 by and among Registrant, JWL and EquitySmith, Inc. ("ESI")

10.5	Placement Agent Agreement dated February 13, 2009 between Registrant and ESI

10.6	Placement Agent Agreement dated January 16, 2009 by and among Registrant, JWL and ESI

10.7	Subscription Agreement and Purchaser Questionnaire dated February 12, 2009 by and between Registrant and ESI

10.8	Subscription Agreement and Purchaser Questionnaire dated February 5, 2009 between Registrant and ESI

10.9	Subscription Agreement and Purchaser Questionnaire dated January 15, 2009 between Registrant and ESI

10.10	Employment Agreement dated January 30, 2009 between Registrant and Craig A. Zabala ("Zabala")

10.11	Stock Option Agreement dated February 1, 2009 between Registrant and Zabala

10.12	Registrant Stock Option Plan

10.13	Voting Capital Interests Purchase Agreement dated January 12, 2009 between Registrant and MacroMarkets LLC

10.14
Amendment No. 1 dated November 26, 2008 to Investment Advisory Management Agreement dated October 31, 2006 between Registrant and Barak Asset Management, LLC (incorporated by reference to Registrant's Form 8-K filed November 26, 2008)

10.15	Amendment dated June 30, 2008 to Placement Agent Agreement dated April 9, 2008 between Registrant and JWL

10.16	Placement Agent Agreement dated April 9, 2008 between Registrant and JWL

10.17	Agreement dated February 7, 2008 between Registrant and Richard J. Kelly

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK CAPITAL GROUP BDC, INC. (Registrant)

BY:	/s/ Craig A. Zabala
Craig A. Zabala
Chairman, President and Chief Executive Officer

	Dated:	March 24, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig A. Zabala		/s/ Robert M. Fujii
Craig A. Zabala		Robert M. Fujii
Chairman, President and Chief Executive Officer		Vice President

Dated:	March 24, 2009	Dated:	March 24, 2009

/s/ Craig A. Zabala		/s/ Robert J. Francis
Craig A. Zabala		Robert J. Francis
Acting Chief Financial Officer Principal Accounting Officer		Director

Dated:	March 24, 2009	Dated:	March 24, 2009

/s/ Janet Buxman Kurihara		/s/ Randy Tejral
Janet Buxman Kurihara		Randy Tejral
Director		Director

Dated:	March 24, 2009	Dated:	March 24, 2009

/s/ Mick Woodwards
Mick Woodwards
Director

Dated:	March 24, 2009

BLACKHAWK CAPITAL GROUP BDC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Blackhawk Capital Group BDC, Inc.

We have audited the accompanying statements of assets and liabilities of Blackhawk Capital Group BDC, Inc. (the “Company”) as of December 31, 2008 and 2007, including the schedule of investments as of December 31, 2008 and the related statements of operations, changes in net assets, stockholders' equity (capital deficit), cash flows and the financial highlights for each of the years in the three-year period ended December 2008.  These financial statements and financial highlights are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Blackhawk Capital Group BDC, Inc. as of December 31, 2008 and 2007, the results of its operations, the changes in its net assets, stockholders' equity (capital deficit), its cash flows and financial highlights for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York

March 24, 2009

Paritz	& Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blackhawk Capital Group BDC Inc.
New York, New York

We have audited the accompanying statements of operations, changes in net assets, stockholders’ equity and cash flows of Blackhawk Capital Group BDC Inc. for the year ended December 31, 2005 (which statements are not presented herein) and the financial highlights for the year ended December 31, 2005 and for the period from inception (April 22, 2004) to December 31, 2004.  These financial statements and financial highlights are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, Blackhawk Capital Group BDC Inc.’s results of operations, and its cash flows, changes in stockholders’ equity and the changes in its net assets for the year ended December 31, 2005 and its financial highlights for the year ended December 31, 2005 and for the period from inception (April 22, 2004) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.

Hackensack, New Jersey
March 27, 2006

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31,
	2008	2007

ASSETS
Investment at fair value (cost $654,025 and $242,815)	$652,737	$248,028
Cash and cash equivalents	172,797	4,450
Prepaid expenses	12,544	8,545
TOTAL ASSETS	$838,078	$261,023

LIABILITIES
Accrued expenses	$118,102	$298,258
TOTAL LIABILITIES	118,102	298,258

NET ASSETS (LIABILITIES)
Common stock, par value $.00001 per share
1,000,000,000 shares authorized,
32,467,484 and 31,169,372 shares issued
and outstanding in 2008 and 2007, respectively	325	312
Additional paid-in capital	1,974,641	805,853
Accumulated net investment loss	(1,253,702)	(848,613)
Net unrealized gain (loss) on investment	(1,288)	5,213
TOTAL NET ASSETS (LIABILITIES)	719,976	(37,235)

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)	838,078	261,023

NET ASSET (LIABILITY) VALUE PER COMMON SHARE	$.02218	$(.00119)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE	% OF TOTAL ASSETS
Federal home Loan BK 5.45% due 1/12/09	Notes	10/8/08	50,000	51,011	50,075	6.0%

Federal National Mortgage 5% due 1/23/09	Notes	11/21/08	50,000	51,179	50,145	6.0%

Federal National Mortgage 3.85% due 4/14/09	Notes	11/22/08	50,000	50,286	50,501	6.0%

Abbott Labs (3.5%) Due 2/17/09	Notes	11/21/08	100,000	101,475	100,268	12.0%

Boeing Capital (4.25%) Due 2/15/09	Notes	11/21/08	100,000	100,539	100,141	11.9%

Wal-Mart stores 6.875% due 8/10/09	Notes	11/21/08	50,000	52,513	51,607	6.2%

General Electric Capt Corp CP due 1/9/09	Notes	10/8/08	150,000	148,507	150,000	17.9%

American Exp CRT CP Due 4/24/09	Notes	10/22/08	100,000	98,515	100,000	11.9%
				654,025	652,737

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
INVESTMENT INCOME:
Interest income	$17,613	$3,263	$460

TOTAL INVESTMENT INCOME	17,613	3,263	460

EXPENSES:
Professional fees	380,835	366,147	315,222
Advisory fee	11,301	3,117	-
Consulting fees	-	-	21,502
Filing fees	8,726	8,767	12,914
Insurance	20,851	21,053	33,360
Interest expense to affiliate	-	3,266	4,125
Other	989	4,829	584

TOTAL EXPENSES	422,702	407,179	387,707

NET INVESTMENT LOSS	(405,089)	(403,916)	(387,247)

UNREALIZED GAIN (LOSS) ON INVESTMENTS	(6,501)	5,213	-
NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(411,590)	$(398,703)	$(387,247)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(.01284)	$(0.01290)	$(0.01371)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	32,067,532	30,896,792	28,248,018

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF CHANGES IN NET ASSETS

	YEAR ENDED DECEMBER 31,

	2008	2007	2006

DECREASE IN NET ASSETS (LIABILITIES) FROM OPERATIONS
Net investment loss	$(405,089)	$(403,916)	$(387,247)
Unrealized gain (loss) on investments	(6,501)	5,213	-
NET DECREASE IN NET ASSETS (LIABILITIES)
RESULTING FROM OPERATIONS	(411,590)	(398,703)	(387,247)

CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock sold	1,298,112	525,001	-
Conversion of notes and advances
to affiliate into common stock	-	132,891	68,847
Offering costs	(129,311)	-	-

NET INCREASE IN NET ASSETS (LIABILITIES)
FROM CAPITAL STOCK TRANSACTIONS	1,168,801	657,892	68,847

TOTAL INCREASE (DECREASE) IN NET ASSETS	757,211	259,189	(318,400)

NET ASSETS (LIABILITIES)– BEGINNING OF YEAR	(37,235)	(296,424)	21,976

NET ASSETS (LIABILITIES)– END OF YEAR	$719,976	$(37,235)	$(296,424)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
STATEMENTS OF STOCKHOLDERS‘ EQUITY (CAPITAL DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	COMMON STOCK			ADDITIONAL PAID-IN	NET UNREALIZED APPRECIATION ON	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	CAPITAL	INVESTMENT	LOSS
Balance-December 31, 2005	$21,976	23,626,781	$236	$79,190	$-	$(57,450)

Net decrease in assets resulting from operations	(387,247)	-	-	-	-	(387,247)

Conversion of a portion of amount owed to affiliate (at $.01 per share)	68,847	6,884,700	69	68,778	-	-

Balance – December 31, 2006	(296,424)	30,511,481	305	147,968	-	(444,697)

Net decrease in assets resulting from operations	(398,703)	-	-		5,213	(403,916)

Sale of stock pursuant to offering plan (at $1.00 per share)	525,001	525,000	6	524,995	-	-

Conversion of amount owed to affiliate (at $1.00 per share)	132,891	132,891	1	132,890	-	-

Balance-December 31,2007	(37,235)	31,169,372	312	$805,853	5,213	(848,613)

Net decrease in assets resulting from operations	(411,590)				(6,501)	(405,089)

Sale of stock pursuant to offering plan (at $1.00 per share)	1,298,112	1,298,112	13	1,298,099

Offering costs	(129,311)			(129,311)

Balance-December 31,2008	$719,976	32,467,484	$325	$1,974,641	$(1,288)	$(1,253,702)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2008	2007	2006

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in net assets resulting from operations	$(411,590)	$(398,703)	$(387,247)
Unrealized (gain) loss on investments	6,501	(5,213)
Purchase of Investments	(2,379,209)	(391,226)	-
Proceeds from sale and redemption of investments	1,968,000	151,676
Adjustments to reconcile net decrease:
(Decrease) Increase in accrued expenses and interest	(180,156)	104,323	180,525
Decrease (Increase) in prepaid expenses	(4,000)	455	(3,478)

NET CASH USED IN OPERATING
AND INVESTING ACTIVITIES	(1,000,454)	(538,688)	(210,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	(129,311)	-	-
Net proceeds from the issuance of stock	1,298,112	525,001	-
Proceeds from issuance of convertible note to affiliated company		-	100,000
Advance from affiliated company		17,500	33,005
Due to former stockholder in connection with common stock rescission		-	(45)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,168,801	542,501	132,960

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	168,347	3,813	(77,240)

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	4,450	637	77,877

CASH AND CASH EQUIVALENTS – END OF YEAR	$172,797	$4,450	$637

Non-cash financing activities: Conversion of amount due affiliated company into Common stock	$-	$132,891	$68,847

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.	SIGNIFICANT ACCOUNTING POLICIES

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

The Company had a net loss for the year ended December 31, 2008 of $411,590 and total net assets of $719,976 as of December 31, 2008. For the year ended December 31, 2008, the Company raised net cash proceeds of $1,168,801 through a Regulation E offering under the Securities Act of 1933, as amended ("Securities Act"). The Company sold 1,298,112 shares of its common stock, $.00001 par value per share ("Common Stock") at $1.00 purchase price per share for a gross purchase price of $1,298,112. Out of such proceeds, the Company paid the following placement fees: (i) $69,311 to Richard J. Kelly; and (ii) $60,000 to John W. Loofbourrow Associates, Inc. ("JWL"). Prior to such offering, the Company’s operations have been principally funded by two prior Regulation E offerings and Concorde Group, Inc. (“Concorde”), a corporation controlled by the founder and an affiliate of the Company. To the extent that current resources are not sufficient for the Company to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to operate through January 1, 2010.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in Statement of Financial Accounting Standards (“SFAS”) No. 109, "Accounting For Income Taxes” (“SFAS 109”), the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company adopted the provisions of Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of SFAS 109 effective January 1, 2007.  There were no unrecognized tax benefits at December 31, 2007 and December 31, 2008.  The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.

The tax years 2005 through 2008 remain open to examination by the major tax jurisdictions to which we are subject.

Revenue recognition

•	Unrealized gain and losses resulting from the change in the valuation of investments are reflected in the statement of operations.
•	Interest income is recorded on the accrual basis.
•	Realized gains or losses on investments are recorded on a trade date basis.

Investments

The Company's investments are carried at fair value.

Net loss per common share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period.  At December 31, 2008, the Company has no potential shares that could dilute earnings per share.

2.	STOCKHOLDERS’ EQUITY

During 2006 amount due to affiliates of $68,847 was converted into 6,884,700 shares of common stock (at $.01 per share).

During 2007, pursuant to the Company's Regulation E Offering, the Company sold and exchanged an aggregate of 657,891 shares of common stock, $.00001 par value per share ("Common Stock"), at a purchase price of $1.00 per share.  The Company issued to Concorde, an affiliate and the largest stockholder of the Company, 525,000 shares for $525,001 and 132,891 shares in exchange for (x) $107,391 in a convertible note (consisting of $100,000 in principal and $7,391 in accrued and unpaid interest) owed by the Company to Concorde and issued on August 1, 2006 and (y) $25,500 in a convertible note owed by the Company to Concorde and issued on May 29, 2007.  The conversion price for both of these notes was $1.00 per share of Common Stock.

During 2008, pursuant to a Regulation E Offering, the Company sold an aggregate of 1,298,112 shares of Common Stock, at a purchase price of $1.00 per share for aggregate proceeds of $1,168,801, net of expense of $129,311.

3.	INCOME TAXES

The net deferred tax asset in the accompanying balance sheets include the following amounts of deferred tax assets and liabilities.

Deferred Tax Assets	2008	2007
Capitalized Startup Costs	564,000	$382,000
Valuation Allowance	(564,000)	(382,000)
Net Deferred Tax Asset	$-	$-

The deferred tax assets represent the benefit of its capitalized startup costs. The Company has provided a full valuation allowance for such deferred tax assets based on the likelihood of realization.

The difference between the statutory tax rate of 34% and the company's effective tax rate is due to the increase in the valuation allowance of $182,000 (2008), $182,000 (2007) and $174,000 (2006) and certain expenses not deductible for tax purposes.

As of December 31, 2008, the Company had no net operating loss carryforward.  All of the startup costs were capitalized for tax purposes.

4.	FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for investments measured at fair value on a recurring basis. SFAS 157 accomplishes the following key objectives:

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

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of December 31, 2008 and 2007, the Company’s investments consisted of securities classified as level 2 financial assets.

5.	RELATED PARTY TRANSACTIONS

As of December 31, 2005, amounts due to Concorde for non-interest bearing advances was $43,842.

During 2006, the Company borrowed $133,005 from Concorde to fund offering costs for its offering plan and operating expenses.  Of the amount borrowed in 2006, $100,000 was evidenced by a demand convertible note bearing interest at 8.25% per annum (the "Note") convertible after November 1, 2006 into common stock of the company at a price of $1.00 per share or the price per share of the Company’s next Regulation E offering.  The balance of borrowings were non-interest bearing and were due on demand.  The borrowings were approved unanimously by the Board of directors of Blackhawk as fair and in the best interest of Blackhawk.

In 2006, the Board of Directors unanimously voted to allow Concorde to convert amounts due to Concorde of $68,847 into 6,884,700 shares of common stock at $.01 per share, which was the offering price set forth in Blackhawk’s Form 1-E and its Offering Circular, which the Board of Directors approved unanimously and determined was in the fair and best interest of Blackhawk.

At December 31, 2006, the Company owed Concorde $8,000 of outstanding non-interest bearing borrowings and the Note together with accrued interest of $4,125.  On June 4, 2007 Concorde converted the Note (including accrued interest of $7,391) into 107,391 shares of common stock.

On May 29, 2007, Blackhawk issued a convertible note in the principal amount of $25,500 to Concorde.  The note evidenced a loan from Concorde to the Company for advances of $17,500 during 2007 together with $8,000 of the advances owed to Concorde as of December 31, 2006. The advances were used to fund a portion of expenses incurred by the Company consisting of legal fees and expenses, accounting fees and expenses, general and administrative expenses. The note was repayable upon demand and did not bear interest and was convertible into shares of common stock of the Company at a conversion rate of one share of common stock per $1.00 of principal amount of note converted, the price per share in the Company's Regulation E offering.  The transaction was approved by unanimous written consent by the Board of Directors of the Company as being fair and in the best interests of the Company.  On June 4, 2007, pursuant to the terms of the note, Concorde converted the $25,500 principal amount of the note into 25,500 shares of Common Stock at $1.00 of principal amount of note converted, the price per share in the Company's Regulation E offering.

The Company shares office space and other administrative functions with Concorde at no charge to the Company through December 31,2008.  The Board voted to start paying Concorde monthly rent of $4,000 beginning on January 1, 2009.

6.	INVESTMENT ADVISORY AGREEMENT; CONSULTING AGREEMENT

Pursuant to an investment advisory management agreement dated October 31, 2006, Blackhawk engaged Barak Asset Management, LLC (“Barak”), a Delaware limited liability company who is an investment adviser registered under the Investment Advisers Act of 1940 (“Advisers Act”), to serve as an investment adviser to Blackhawk and manage its portfolio of investments.  The agreement is for a one-year term and extendable for one year periods.  The agreement with Barak was extended and expires on October 31, 2009.  Any one-year extension of the Barak agreement must be approved by (a) the vote of the Company’s board of directors, or the vote of a majority of the Company’s outstanding voting securities, and (b) the vote of the majority of the Company’s independent directors.

Investment advisory fees are calculated based upon the average cash value of assets at the end of each quarter including the value of any withdrawals from the assets made during that quarter ranging from 0.50% to 1.80% of assets managed.  Fees shall be billed and payable quarterly (or a prorated period when applicable).

For the year ended December 31, 2008 and 2007, the company incurred fees to Barak in the amount of $11,301 and $3,117, respectively.

Blackhawk has entered into a consulting agreement dated September 12, 2006 with Robert S. Tull, Jr. for a three-year term (the "Agreement").  Under the Agreement, Mr. Tull will consult with the Blackhawk Board of Directors on investments and have the following duties: consulting Blackhawk's Board of Directors on investment decisions and strategies, consulting on investment diversification in the strategies and consulting on investment opportunities.  Pursuant to the Agreement, the Blackhawk Board of Directors will determine Mr. Tull's compensation when it closes its third Regulation E offering and has sufficient proceeds to compensate Mr. Tull. Mr. Tull is not a registered investment adviser.  As of December 31, 2008 and 2007, the Company had not incurred any liability to Mr. Tull.

7.	ACCRUED EXPENSES

Accrued expenses at December 31, 2008, 2007 and 2006 consist principally of legal fees.

8.	STOCK OPTION PLAN

In December 2008, the stockholders approved the Company's Stock Option Plan ("Stock Option Plan") which provides for 3,000,000 shares of common stock available for grant, of which 2,500,000 shall be reserved for incentive stock options, to the Company's officers, directors and key employees. A grant must be approved by the stock option committee of the Company (“Committee”).  As of December 31, 2008, no grants have been made under the Stock Option Plan.

The Committee may grant either incentive stock options (for purposes of Section 422 of the Internal Revenue Code of 1986, as amended), or nonqualified stock options.  Except as described below for incentive stock options, the Committee generally has the discretion to determine the persons to whom stock options will be granted, the number of shares subject to such options, the exercise prices of such options, the vesting schedules with respect to such options, the terms of such options, as well as the period, if any, following a participant's termination of service during which such option may be exercised, and the circumstances in which all or a portion of an option may become immediately exercisable or be forfeited.

All rights to exercise options shall terminate three (3) months after any optionee ceases to be an officer, director or a key employee of the Company except as otherwise provided by the Committee in an option agreement, and no options will vest after an optionee's termination date.  If any officer or key employee is terminated by the Company for cause, his or her options shall be forfeited immediately.  Notwithstanding the foregoing, however, where an optionee's service as a director, officer or key employee of the Company terminates as a result of the optionee's death or his total and permanent disability, the optionee or the executors or administrators or distributees of the estate, as the case may be, shall have the right, from time to time within one year after the optionee's total and permanent disability or death and prior to the expiration of the term of the option, to exercise any portion of the option not previously exercised, in whole or in part, as provided in the respective option agreement.

In the discretion of the Committee the price due upon exercise of an option may be paid in cash or in shares of our common stock valued at their then current fair market value, or a combination of both. Shares delivered in payment of such price may be shares acquired by prior exercises of options or otherwise, in the Committee's discretion.  Also in the discretion of the Committee, a participant may exercise an option as to only a part of the shares covered thereby and then, in an essentially simultaneous transaction, use the shares so acquired in payment of the exercise price for additional option shares.

Holders of options shall have no rights as shareholders unless and until such options are exercised and shares are delivered to such persons in accordance with the Stock Option Plan.

Incentive stock options may be granted only to persons who are employees (including directors who are also employees but excluding non-employee directors).  Generally, incentive stock options must be granted within ten years of the date the Stock Option Plan is adopted, and the term of any incentive stock option may not exceed ten years.  Furthermore, the aggregate fair market value of shares of Common Stock with respect to which any incentive stock options are exercisable for the first time by a participant during any calendar year may not exceed $100,000.  Furthermore, the exercise price of incentive stock options must be at least 100% of the fair market value of the Common Stock at the time the incentive stock option is granted, except in the case of incentive stock options granted to any individual who owns more than 10% of the total combined voting power of all classes of our stock, in which case the exercise price of incentive stock options must be at least 110% of the fair market value of the Common Stock at the time of grant.

9.	SUBSEQUENT EVENTS

Employment agreement:

On January 30, 2009, the Company entered into an Employment Agreement with Craig A. Zabala ("Zabala"), founder, Chairman, President and Chief Executive Officer, and acting Chief Financial Officer and Chief Compliance Officer, of the Company.

The term of the Employment Agreement is three (3) years (“Employment Period”).  The term will be automatically renewed for one (1) additional year each year unless ninety (90) calendar days prior to the end of the term, the Company advises Zabala in writing that it does not wish to extend the Employment Period for an additional year.

Pursuant to the Employment Agreement, Zabala serves as President and Chief Executive Officer of the Company, provided that if the Company hires and/or enters into an employment agreement with any executive who serves as President and Chief Operating Officer of the Company, Zabala shall resign his position as President, but would keep his position as Chief Executive Officer.  Zabala also agrees to serve as acting Chief Financial Officer and acting Chief Compliance Officer until the Company retains employees for such positions.  The Employment Agreement also permits Zabala to perform work for Concorde and another affiliate, provided that such work does not compete with the business and business opportunities of the Company.

Zabala will receive a base annual salary of $60,000 under the Employment Agreement.  Each year, the Board of Directors may increase the base salary in its discretion.  In the event that the Company sells a minimum of $3,000,000 of shares of its common stock in its current private placement offering ("Offering") under Rule 506 under Regulation D under the Securities Act of 1933, as amended (“Securities Act”), the Company shall increase Zabala's annual base salary to $250,000 and pay him a $50,000 bonus (which bonus may be increased proportionately if the Company raises more than $3,000,000 in the Offering but the amount of the bonus shall not be greater than $100,000).  If the minimum amount is not raised in the Offering, Zabala's base salary remains at $60,000.

The Employment Agreement terminates upon the earliest to occur of (i) Zabala's death or disability; (ii) cause or non-cause termination of Zabala by the Company; (iii) a termination by Zabala for "good reason" or Zabala resigns from the Company without "good reason" or (iv) Zabala is replaced as President and Chief Executive Officer of the Company (except if another executive is hired as President and Chief Operating Officer).

If Zabala is terminated without cause, or if he resigns for "good reason," he would receive accrued salary and bonuses, if any, to the end of the employment term.  In addition, if Zabala is terminated without cause or if he resigns for "good reason," the Company must pay to Concorde rental payments (for rental of space at 14 Wall Street, New York, New York 10005) of $4,000 per month from April 2004 until the month Zabala is terminated without cause or resigns for "good reason."  If he is terminated for cause, he is not entitled to any rights or compensation under the Employment Agreement, provided that the Company must make the $4,000 monthly rental payment to its affiliate Concorde.  If Zabala is terminated in the event of death or disability, or he resigns without "good reason," he shall only be entitled to receive accrued and unpaid base salary and benefits through the date of his employment termination.  If the Company hires a replacement for Zabala who does not serve as President and Chief Operating Officer, but serves as Chief Executive Officer, Zabala would be entitled to the benefits above for a non-cause termination.

Stock option grant:

Pursuant to the Employment Agreement, Zabala was granted 600,000 options to purchase shares of Common Stock at an exercise price of $0.40 per share (above market value) which expires on February 1, 2019. The options were fully vested upon issuance.

Placement Agent Agreement:

On March 6, 2009, the Company retained John W. Loofbourrow Associates, Inc. ("JWL") to act as its placement agent to raise equity capital in its private placement offering ("Offering") under Rule 506 of the Securities Act of 1933, as amended ("Securities Act") for Blackhawk pursuant to a placement agent agreement dated March 6, 2009 ("Placement Agent Agreement").  JWL will solicit interest from a limited number of potential investors who are Qualified Institutional Buyers ("QIBs") as defined under Rule 144A under the Securities Act and "accredited investors" as defined under Regulation D under the Securities Act in connection with raising equity capital for Blackhawk in the Offering.  The minimum amount to be raised by JWL is $3,000,000 and the maximum amount is $25,000,000.  In return for JWL's services, Blackhawk will pay a placement agent a cash fee equal to ten percent (10%) of the purchase price ($5.00 per share) of any securities placed with a prospective investor by JWL and purchased by the investor.  Blackhawk does not have to reimburse JWL for its expenses.  The Placement Agent Agreement commenced on March 6, 2009 and terminates on March 31, 2009 (the "Term").  The parties may extend the Term by mutual agreement.

The Placement Agent Agreement also provides that from March 6, 2009 until March 31, 2009 (the "Period"), JWL shall have the exclusive right on behalf of the Company to solicit prospective investors who are QIBs and/or accredited investors regarding the possible sale to such investors of shares.  During the Period, JWL does not have the right to conduct any other discussions on behalf of the Company regarding any matter other than the sale of the shares to the prospective investors.  For purposes of clarification, the Company during the Period agreed to deal exclusively with JWL concerning the sale of the shares and discontinue any discussions with respect to any previously received third party proposals with respect to the sale of such shares.  The Placement Agent Agreement contains customary indemnification and confidentiality provisions.  The Placement Agent Agreement also provides that for a period of one year from the termination date of the Placement Agent Agreement, if JWL enters into a selling group in any subsequent securities offerings of Blackhawk, then JWL shall receive additional financing fees if Blackhawk sells securities to those investors previously introduced by JWL.  The additional fees payable to JWL will be at the same rate as any underwriting or placement fees that are listed in any Blackhawk future offering memorandum or prospectus.

The Placement Agent Agreement further provides that Blackhawk shall have the right to identify investors with which it has affiliations who would be suitable QIBs and accredited investors for the Offering ("Company-Introduced Investors").  In the event that Blackhawk decides that these investors are suitable for the Offering and these investors purchase securities in the Offering, no fees shall be due to JWL respecting shares purchased by Company-Introduced Investors.

Investment:

On January 12, 2009, Blackhawk entered into a Voting Capital Interests Purchase Agreement ("Purchase Agreement") with MacroMarkets LLC, a Delaware limited liability company ("MacroMarkets").  Pursuant to the Purchase Agreement, Blackhawk purchased a five percent (5%) membership interest in MacroMarkets for $250,000 and Craig A. Zabala, Chairman and Chief Executive Officer of Blackhawk, was appointed a non-voting board member of MacroMarkets.  The Purchase Agreement contains standard representations, warranties and indemnification provisions.  The transaction closed on January 12, 2009. Blackhawk used funds from working capital to make the equity investment.

MacroMarkets is the parent company founded by Robert Shiller, Sam Masucci and Allan Weiss in 2002 to develop financial products and new risk management tools on assets that are difficult to own and hedge.  Macro Financial, LLC, a FINRA member broker dealer, is a subsidiary of MacroMarkets that provides sales and marketing support for Macro Securities Depositor, LLC, Macro Inflation Depositor, LLC and Macro Housing Depositor, LLC, which use proprietary product structures to deliver performance on commodities, inflation and real estate.

10.	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2008, 2007, 2006 and 2005 and the period from inception (April 22, 2004) to December 31, 2004.

	YEAR ENDED DECEMBER 31,				FROM INCEPTION (APRIL 22, 2004 TO DECEMBER 31, 2004
	2008	2007	2006	2005
Per Share Data:
Net asset value – beginning of period	$(0.00119)	$(0.00972)	$0.00093	$0.00050	$0.00001

Net investment loss *	(0.01263)	(0.01307)	(0.01371)	(0.00220)	(0.00179)
Issuance of common stock	1.00000	1.00000	0.01000	0.00417	0.00796
Net realized and unrealized gain(loss)**	(0.96400)	$(0.97840)	(0.00694)	(0.00154)	(0.00568)

Net asset (liability) value – end of period	0.02218	$(0.00119)	(0.00972)	0.00093	.00050

Total return based on net asset value ***	(1,061%)	(135%)	(1,474%)	(440%)	(17,900%)

Common shares outstanding – end of period****	32,467,484	31,169,372	30,511,481	23,626,781	8,591,901
Ratio/Supplemental Data:
Net assets (liabilities) – end of period	$719,976	$(37,235)	$(296,424)	$21,976	$4,282

Ratio of net investment loss to average net assets*****	(88%)	(813%)	(3,524%)	(91%)	(1,212%)

Ratio of operating expenses to average net assets*****	91%	819%	3,528%	94%	1,213%

*	Calculated based on weighted average shares outstanding during period

**
Net realized and unrealized gain(loss), per share, which is balancing amounts necessary to reconcile the change in net asset value per share with the other per share information presented.  This caption used per the AICPA Audit and Accounting Guide for investment Companies Section 7.77 (c)

***	Total returns for periods of less than one year are not annualized

****	Common shares outstanding are reduced by rescinded shares

*****	Annualized for periods less than one year