Form 10-Q
period 2009-03-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2009-05-14
CIK 1294345

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden
hours per response…192.00
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve (12) month (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filers.  See definition, or a smaller reporting company of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer☐                                                                Accelerated filer☐

Non-accelerated filer☒ (Do not check if a smaller reporting company) Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           ☐                                           No           ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on May 14, 2009

Common Stock, $0.00001 par value	32,467,484

SEC 1296 (12-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

INDEX

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	MARCH 31, 2009	DECEMBER 31, 2008
	(Unaudited)

ASSETS
Investment at fair value (cost $451,314 and $654,025)	$451,079	$652,737
Cash and cash equivalents	238,478	172,797
Prepaid expenses	9,126	12,544
TOTAL ASSETS	$698,683	$838,078

LIABILITIES
Accrued expenses	$233,275	$118,102
TOTAL LIABILITIES	233,275	118,102

NET ASSETS
Common stock, par value $.00001 per share 1,000,000,000 shares authorized, 32,467,484 shares issued and outstanding in 2009 and 2008	325	325
Additional paid-in capital	2,106,641	1,974,641
Accumulated net investment loss	(1,641,323)	(1,253,702)
Net unrealized loss on investment	(235)	(1,288)
TOTAL NET ASSETS	465,408	719,976

TOTAL LIABILITIES AND NET ASSETS	$698,683	$838,078

NET ASSET VALUE PER COMMON SHARE	$0.01433	$0.02218

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2009

(Unaudited)

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	PRINCIPAL AMOUNT	COST	FAIR VALUE	% OF TOTAL ASSETS
Federal National Mortgage 3.85% due 4/14/09	Notes	11/22/08	50,000	50,286	50,069	7.20%

Wal-Mart Stores 6.875% due 8/10/09	Notes	11/21/08	50,000	52,513	51,010	7.3%

American Express CRT CP Due 4/24/09	Notes	10/22/08	100,000	98,515	100,000	14.3%

MacroMarkets, LLC.	Capital Interests	1/21/09	250,000	250,000	250,000	35.8%
				451,314	451,079

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2009	2008

INVESTMENT INCOME:
Interest income	$4,620	$8,116
TOTAL INVESTMENT INCOME	4,620	8,116

EXPENSES:
Compensation	143,158
Professional fees	207,864	112,805
Advisory fees	5,321	2,400
Rent - related party	12,000
Filing fees	17,502	4,070
Insurance	4,105	5,471
Other	2,291	172
TOTAL EXPENSES	392,241	124,918

NET INVESTMENT LOSS	(387,621)	(116,802)

UNREALIZED GAIN (LOSS) ON INVESTMENTS	1,053	(6,346)

NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(386,568)	$(123,148)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01191)	$(0.00390)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	32,467,484	31,541,123

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

	THREE MONTHS ENDED MARCH 31, 2009	YEAR ENDED DECEMBER 31, 2008
	(Unaudited)

DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(387,621)	$(405,089)
Unrealized gain (loss) on investments	1,053	(6,501)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	(386,568)	(411,590)

CAPITAL STOCK TRANSACTIONS:
Stock-based compensation	132,000
Proceeds from common stock sold	-	1,298,112
Offering costs	-	(129,311)

NET INCREASE IN NET ASSETS FROM CAPITAL STOCK TRANSACTIONS	132,000	1,168,801

TOTAL (DECREASE) INCREASE IN NET ASSETS	(254,568)	757,211

NET ASSETS (LIABILITIES)– BEGINNING OF PERIOD	719,976	(37,235)

NET ASSETS - END OF PERIOD	$465,408	$719,976

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFECIT)

		——-COMMON STOCK———		ADDITIONAL PAID-IN	NET UNREALIZED APPRECIATION ON	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	CAPITAL	INVESTMENT	LOSS

Balance-December 31, 2007	$(37,235)	31,169,372	$312	$805,853	$5,213	$(848,613)
Net decrease in assets resulting from operations	(411,590)				(6,501)	(405,089)
Sale of stock pursuant to offering plan (at $1.00 per share)	1,298,112	1,298,112	13	1,298,099
Offering costs	(129,311)			(129,311)
Balance-December 31,2008	719,976	32,467,484	325	1,974,641	(1,288)	(1,253,702)

Net decrease in assets resulting from operations	(386,568)				1,053	(387,621)

Stock-based compensation	132,000			132,000

Balance- March 31,2009 (unaudited)	$465,408	32,467,484	$325	$2,106,641	$(235)	$(1,641,323)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2009	2008

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in net assets resulting from operations	(386,568)	$(123,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on investments	(1,053)	1,133
Stock-based compensation	132,000	-
Changes in operating assets and liabilities:
Increase (Decrease) in accrued expenses and accrued interest	115,173	(32,778)
Decrease in prepaid expenses	3,418	5,127
Purchase of Investments	(250,000)	(530,905)
Proceeds from sale and redemption of investments	452,711	248,000

NET CASH PROVIDED BY (USED) IN OPERATING AND INVESTING ACTIVITIES	65,681	(432,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs		(69,311)
Proceeds from the issuance of stock		698,112
Restricted cash		(100,000)
Due to investor		100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES		628,801

NET INCREASE IN CASH AND EQUIVALENTS	65,681	196,230

CASH AND EQUIVALENTS – BEGINNING OF PERIOD	172,797	4,450

CASH AND EQUIVALENTS – END OF PERIOD	238,478	200,680

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2009
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business description

Blackhawk Capital Group BDC Inc. (“the Company” or “Blackhawk”) was incorporated in the State of Delaware on April 22, 2004.

On September 20, 2004 the Company filed a Form N-54A, Notification with the Securities and Exchange Commission (“SEC”) electing to become a business development company pursuant to Section 54(a) of the Investment Company Act of 1940. As a business development company, Blackhawk is able to acquire interests in small private businesses, as well as non-dividend paying public companies.

Blackhawk attempts to locate and negotiate with eligible portfolio companies for Blackhawk to invest in, lend funds to, acquire an interest in and/or possibly manage. Blackhawk offers managerial assistance to eligible portfolio companies in which it invests.

Basis of presentation

The financial statements have been prepared in accordance with the presentation requirements of the AICPA Audit and Accounting Guide for Investment Companies.

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2008 financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.

The Company had a net loss for the three months ended March 31, 2009 of $386,568 and total net assets of $465,408 as of March 31, 2009. Since Inception, the Company’s operations have been principally funded by three Regulation E offerings and Concorde Group, Inc. (“Concorde”), a corporation controlled by the founder and an affiliate of the Company.  To the extent that current resources are not sufficient for the Company to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to the Company to operate through April 1, 2010.

Revenue recognition

•	Unrealized gain and losses resulting from the change in the valuation of investments are reflected in the statement of operations.
•	Interest income is recorded on the accrual basis.
•	Realized gains or losses on investments are recorded on a trade date basis.

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates.  Significant estimates include the valuation of investments and the valuation allowance for deferred tax assets.

Investments

The Company's investments are carried at fair value.

New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position ("FSP") Issue No. FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” ("FSP FAS No. 157-4").  FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157.  This FSP No. 157-4 is effective in reporting periods ending after June 15, 2009.  The Company is currently evaluating the impact that FSP FAS No. 157-4 will have on its financial position and results of operations.

In April 2009, the FASB issued FSP No. FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” ("FSP FAS No. 107-1 and APB No 28-1").  FSP FAS No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies.  FSP No. 107-1 and APB No. 28-1 are effective in reporting periods ending after June 15, 2009.  The Company is currently evaluating the impact that FSP FAS No. 107-1 and APB No. 18-1 will have on its financial position and results of operations.

Net loss per common share

The Company applies SFAS No. 128, “Earnings per Share”, which requires the computation and presentation of earnings per share ("EPS") to include basic and diluted EPS.  Basic EPS is computed solely on the weighted average number of common shares outstanding during the period.  Diluted EPS reflects all potential dilution of common stock.  The following table reconciles Basic EPS with Diluted EPS for the three months ended March 31, 2009 and 2008:

	Three Months Ended
March 31, 2009	Net Loss	Weighted Average Shares	Per Share
Basic loss per share - Loss available to common stockholders	$(386,568)	32,467,484	(0.01191)
Effective dilutive security - Stock options	—	—	—
Diluted loss per share	$(386,568)	32,467,484	(0.01191)

	Three Months Ended
March 31, 2008	Net Loss	Weighted Average Shares	Per Share
Basic loss per share - Loss available to common stockholders	$(123,148)	31,541,123	(0.00390)
Effect dilutive security - None	—	—	—
Diluted loss per share	$(123,148)	31,541,123	(0.00390)

For the three months ended March 31, 2009, 600,000 shares attributable to stock options were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

2.  INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amount and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.

As of March 31, 2009, net deferred tax assets aggregated $748,000, which was fully reserved based on the likelihood of realization.

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

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying values and estimated fair values of the Company's financial instruments for the period presented are as follows:

	Carrying Value	Quote Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2009:

Financial Assets
Cash and cash equivalents	$238,478	$238,478	$—	$—
Notes	201,079	—	$201,079	—
Membership interest in LLC	$250,000	—	—	250,000
Total Financial Assets	$689,557	$238,478	$201,079	$250,000

December 31, 2008:

Financial Assets
Cash and cash equivalents	$172,797	$172,797	$—	$—
Notes	652,737	—	$652,737	$—
Total Financial Assets	$825,534	$172,797	$652,737	$—

The following table presents additional information about assets measured at fair value using Level 3 inputs for the three months ended March 31, 2009:

Membership Interest In LLC
Balance as of January 1, 2009	$—
Purchases	250,000
Balance as of March 31, 2009	$250,000

4.  RELATED PARTY TRANSACTIONS

The Company shares office space and other administrative functions with Concorde.  The Board voted to start paying Concorde monthly rent of $4,000 beginning January 1, 2009.  Rent incurred during the three months ended March 31, 2009 amounted to $12,000.

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

For the three months ended March 31, 2009 and 2008, the Company incurred fees to Barak in the amount of $5,321 and $2,400, respectively.

Blackhawk has entered into a consulting agreement dated September 12, 2006 with Robert S. Tull, Jr. for a three-year term (the "Agreement").  Under the Agreement, Mr. Tull will consult with the Blackhawk Board of Directors on investments and have the following duties: consulting Blackhawk's Board of Directors on investment decisions and strategies, consulting on investment diversification in the strategies and consulting on investment opportunities.  Pursuant to the Agreement, the Blackhawk Board of Directors will determine Mr. Tull's compensation when it closes its third Regulation E offering and has sufficient proceeds to compensate Mr. Tull.  Mr. Tull is not a registered investment adviser.  As of March 31, 2009 and 2008, the Company had not incurred any liability to Mr. Tull.

6.  ACCRUED EXPENSES

Accrued expenses at March 31, 2009 and December 31, 2008 consist principally of professional fees.

7.  STOCKHOLDERS’ EQUITY

During 2008, pursuant to a Regulation E Offering, the Company sold an aggregate of 1,298,112 shares of Common Stock, at a purchase price of $1.00 per share for aggregate proceeds of $1,168,801, net of expense of $129,311.

8.  FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2009 and 2008, and the year ended December 31, 2008.

	THREE MONTHS ENDED March 31, 2009	THREE MONTHS ENDED March 31, 2008	YEAR ENDED DECEMBER 31, 2008
Per Share Data:
Net asset value – beginning of period	$0.02218	$(0.00119)	$(0.00119)

Net investment loss *	(0.01194)	(0.00390)	(0.01263)
Issuance of common stock		1.00000	1.00000
Net realized and unrealized gain(loss)**	0.00409	(0.98021)	(0.96400)
Net asset/(liability) value – end of period	0.01433	0.01470	0.02218

Total return based on net asset value ***	(54)%	(327)%	(1,061)%

Common shares outstanding – end of period	32,467,484	31,867,484	32,467,484
Ratio/Supplemental Data:
Net asset/(liabilities) – end of period	$465,408	$468,418	$719,976

Ratio of net investment loss to average net assets****	(262)%	(210)%	(88)%

Ratio of operating expenses to average net assets****	265%	213%	91%

*	Calculated based on average shares outstanding during period.

**
Net realized and unrealized gain (loss), per share, which is balancing amount necessary to reconcile the change in net asset value per share with the other per share information presented.  This caption used per the AICPA Audit and Accounting Guide for investment Companies Section 7.77 (c).

***	Total returns for periods of less than one year not annualized.

****	Annualized for periods less than one year.

9.           STOCK - BASED COMPENSATION

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

The Company accounts for stock-based payments using SFAS No. 123-R (revised 2004), “Share-Based Payments”.  SFAS 123-R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date.

The following table summarizes activity under the Company's stock option plans for the three months ended March 31, 2009:

	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding at beginning of period	—	—
Grants	600,000	$0.40	9.8
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	600,000	$0.40	9.8	—
Exercisable at end of period	600,000	$0.40	9.8	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock on the date of determination for those awards that have an exercise price currently below the closing price.  As of March 31, 2009, there were no options outstanding to purchase shares with an exercise price below the quoted price of the Company's common stock.

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

Three-Months Ended March 31, 2009
Risk-fee interest rate	1.88%
Expected option life in years	5
Expected stock price volatility	200%
Expected dividend yield	0%

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life was determined using the simplified method as the Company does not have sufficient historical stock option exercise experience on which to base the expected term.  The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company's common stock.  The Company has not paid any dividends in the past and does not expect to pay any in the near future.

The weighted average fair value at date of grant for options granted during the three months ended March 31, 2009 was $0.22.  The Company recorded $132,000 of compensation expense for the three months ended March 31, 2009.  Estimated future stock-based compensation relating to stock options as of March 31, 2009 is $0.

10.  OTHER

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

Zabala will receive a base annual salary of $60,000 under the Employment Agreement.  Each year, the Board of Directors may increase the base salary in its discretion.  In the event that the Company sells a minimum of $3,000,000 of shares of its common stock in its current private placement offering ("Offering"), which expires September 30, 2009, unless extended by the Company in its sole discretion, under Rule 506 under Regulation D under the Securities Act of 1933, as amended (“Securities Act”), the Company shall increase Zabala's annual base salary to $250,000 and pay him a $50,000 bonus (which bonus may be increased proportionately if the Company raises more than $3,000,000 in the Offering but the amount of the bonus shall not be greater than $100,000).  If the minimum amount is not raised in the Offering, Zabala's base salary remains at $60,000.  The Offering expires September 30, 2009, unless extended by the Company in its sole discretion.

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

Stock option grant:

Pursuant to the Employment Agreement, Zabala was granted 600,000 options to purchase shares of Common Stock at an exercise price of $0.40 per share (above market value of $0.22 on date of grant) which expires on February 1, 2019. The options were fully vested upon issuance.

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

Overview

Blackhawk is a business development company registered under the Investment Company Act formed to engage in the business of investing primarily in small to mid-sized companies.  The Company also intends to provide managerial assistance to developing companies.  To date, the Company has made one portfolio investment in MacroMarkets.

Accounting Policies

Basis of Presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year.  The interim unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2008 audited financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income or loss and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include the valuation of investments and the valuation allowance for deferred tax assets.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of March 31, 2009, net deferred tax assets aggregated $748,000, which was fully reserved based on the likelihood of realization.  We estimated the allowance on net deferred tax assets to be one hundred percent (100%) of the net deferred tax assets.

The Company's investments are carried at fair value.  Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, for investments measured at fair value on a recurring basis.  See Note 3 to our Condensed Financial Statements for additional information with respect to investments.

Portfolio and Investment Activity

Blackhawk did not make any portfolio investment in 2008 or in prior years.  However, on January 12, 2009, Blackhawk entered into a Voting Capital Interests Purchase Agreement ("Purchase Agreement") with MacroMarkets LLC, a Delaware limited liability company ("MacroMarkets").  Pursuant to the Purchase Agreement, Blackhawk purchased a five percent (5%) membership interest in MacroMarkets for $250,000 and Craig A. Zabala, Chairman and President of Blackhawk, was appointed a non-voting board member of MacroMarkets.  The Purchase Agreement contains standard representations, warranties and indemnification provisions.  The transaction closed on January 12, 2009. Blackhawk used funds from working capital to make the equity investment.

Results of Operations

Investment Income

For the three months ended March, 31, 2009, interest income decreased to $4,620 from $8,116 for the three months ended March 31, 2008.  The decrease was primarily attributable to decreased balances of interest bearing securities.

General and Administrative Expenses

For the three months March 31, 2009, expenses increased to $392,241 from $124,918 for the three months ended March 31, 2008.  The increase was primarily attributable to an increase in professional fees, rent and compensation.

New Accounting Pronouncements

See Note 1 to our interim Condensed Financial Statements for information with respect to new accounting pronouncements.

Liquidity and Capital Resources

From inception (April 22, 2004) through March 31, 2009, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, Concorde.

The net cash proceeds from the three (3) Regulation E offerings since inception have been $1,711,731 through March 31, 2009.

Blackhawk has a net loss of $386,568 for the three months ended March 31, 2009, and had total net assets of $465,408 at March 31, 2009 and to date has made one investment in an eligible portfolio company, which is MacroMarkets, LLC.  Blackhawk intends to raise capital through another proposed offering and access the equity markets to raise cash to fund investments.  The ability of Blackhawk to raise capital in this current market environment will be very difficult.  Business development companies similar to Blackhawk are encountering trying market conditions in attempts to  raise capital.  There can be no assurance that Blackhawk will be able to raise equity capital in its offering.  Since inception, Blackhawk's operations have been principally funded by three Regulation E offerings and by loans from Concorde.  Blackhawk is presently dependent on Concorde to provide capital and liquidity needs.  Concorde has agreed to provide sufficient capital to Blackhawk to operate through April 1, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuation of investments.

Interest Rate Risk

This Section is not applicable.  Blackhawk does not have any interest-bearing liabilities at this time.

Portfolio Valuation

Blackhawk intends to use the U.S. Private Equity Valuation Guidelines ("Guidelines") to provide its managers with a framework for valuing investments in portfolio companies at fair value and to provide greater consistency within the private equity industry with regard to valuation.  These Guidelines are intended to assist managers in their estimation of fair value and are intended to be consistent with generally accepted accounting principles.  Blackhawk has made one investment to date in MacroMarkets.

Item 4T. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended ("Exchange Act")).  Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

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

This Section is not applicable.

Item 3. Defaults upon Senior Securities.

This Section is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the first quarter ended March 31, 2009.

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

BLACKHAWK CAPITAL GROUP BDC, INC.

Date: May 14, 2009	By:	/s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: May 14, 2009	By:	/s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer