Form 10-Q
period 2009-06-30
BLACKHAWK CAPITAL GROUP BDC INC
filed 2009-08-14
CIK 1294345

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden
hours per response…192.00
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on August 13, 2009

Common Stock, $0.00001 par value	32,467,484

SEC 1296 (12-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

INDEX

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	JUNE 30, 2009	DECEMBER 31, 2008
	(Unaudited)

ASSETS:
Investment at fair value (cost $302,513 and $654,025)	$300,308	$652,737
Cash and cash equivalents	243,475	172,797
Prepaid expenses	7,728	12,544

TOTAL ASSETS	$551,511	$838,078

LIABILITIES
Accrued expenses	$295,973	$118,102
TOTAL LIABILITIES	295,973	118,102

NET ASSETS
Common stock, par value $.00001 per share 1,000,000,000 shares authorized, 32,467,484 shares issued and outstanding in 2009 and 2008	325	325
Additional paid-in capital	2,106,641	1,974,641
Accumulated net investment loss	(1,849,223)	(1,253,702)
Net unrealized loss on investment	(2,205)	(1,288)
TOTAL NET ASSETS	255,538	719,976

TOTAL LIABILITIES AND NET ASSETS/(LIABILITIES)	$551,511	$838,078

NET ASSET VALUE PER COMMON SHARE	$0.00787	$0.02218

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
CONDENSED SCHEDULE OF INVESTMENTS (Unaudited)
JUNE 30, 2009

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE	% OF TOTAL ASSETS
Wal-Mart Stores 6.875% due 8/10/09	Notes	11/21/08	50,000	$52,513	$50,308	9.1%

MacroMarkets, LLC.	Capital Interests	1/21/09	624,432	250,000	250,000	45.3%
				$302,513	$300,308

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
INVESTMENT INCOME:
Interest income	$2,265	$1,436	$6,885	$9,552
TOTAL INVESTMENT INCOME	2,265	1,436	6,885	9,552

EXPENSES:
Compensation	32,643	-	175,801	-
Professional fees	151,177	138,634	359,041	251,439
Advisory fees	4,521	1,367	9,842	3,767
Rent-related party	12,000	-	24,000	-
Filing fees	1,338	1,732	18,840	5,802
Insurance	7,855	5,126	11,960	10,597
Other	631	418	2,922	590
TOTAL EXPENSES	210,165	147,277	602,406	272,195

NET INVESTMENT LOSS	(207,900)	(145,841)	(595,521)	(262,643)

UNREALIZED LOSS ON INVESTMENTS	(1,970)	(1,541)	(917)	(7,887)
NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(209,870)	$(147,382)	$(596,438)	$(270,530)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00646)	$(0.00462)	$(0.01837)	$(0.00853)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	32,467,484	31,867,484	32,467,484	31,706,041

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

	SIX MONTHS ENDED JUNE 30, 2009	YEAR ENDED DECEMBER 31, 2008
	(Unaudited)

DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(595,521)	$(405,089)
Unrealized loss on investments	(917)	(6,501)
NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	(596,438)	(411,590)

CAPITAL STOCK TRANSACTIONS:
Stock-based compensation	132,000	-
Proceeds from common stock sold	-	1,298,112
Offering costs	-	(129,311)

NET INCREASE IN NET ASSETS FROM
CAPITAL STOCK TRANSACTIONS	132,000	1,168,801

TOTAL (DECREASE) INCREASE IN NET ASSETS	(464,438)	757,211

NET ASSETS (LIABILITIES) - BEGINNING OF PERIOD	719,976	(37,235)

NET ASSETS - END OF PERIOD	$255,538	$719,976

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

		COMMON STOCK		ADDITIONAL PAID-IN	NET UNREALIZED APPRECIATION ON	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	CAPITAL	INVESTMENT	LOSS

Balance-December 31, 2007	$(37,235)	31,169,372	$312	$805,853	$5,213	$(848,613)

Net decrease in assets resulting from operations	(411,590)				(6,501)	(405,089)

Sale of stock pursuant to offering plan (at $1.00 per share)	1,298,112	1,298,112	13	1,298,099

Offering costs	(129,311)			(129,311)

Balance-December 31,2008	719,976	32,467,484	325	1,974,641	(1,288)	(1,253,702)

Net decrease in assets resulting from operations	(596,438)				(917)	(595,521)

Stock-based compensation	132,000			132,000

Balance- June 30,2009 (unaudited)	$255,538	32,467,484	$325	$2,106,641	$(2,205)	$(1,849,223)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2009	2008
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in net assets resulting from operations	$(596,438)	$(270,530)
Adjustments to reconcile net investment loss and decrease in net assets to net cash provided by (used in) operating activities:
Unrealized loss on investments	917	2,674
Stock Based Compensation	132,000	-
Change in operating assets and liabilities:
Increase (Decrease) in accrued expenses	177,871	(3,231)
Decrease (Increase) in prepaid expenses	4,816	(10,253)
Purchase of Investments	(250,000)	(892,144)
Proceeds from sale and redemption of investments	601,512	543,000

NET CASH PROVIDED BY (USED) IN OPERATING AND INVESTING ACTIVITIES	70,678	(630,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	-	(69,311)
Proceeds from the issuance of stock	-	698,112

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	628,801

NET INCREASE (DECREASE) IN CASH	70,678	(1,683)

CASH AND EQUIVALENTS – BEGINNING OF PERIOD	172,797	4,450

CASH AND EQUIVALENTS – END OF PERIOD	$243,475	$2,767

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009
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

The Company had a net decrease in assets for the six-month period ended June 30, 2009 of $596,438 and total net assets of $255,538 as of June 30, 2009.  Since inception, the Company’s operations have been principally funded by Regulation E offerings and The Concorde Group, Inc. (“Concorde”), a corporation controlled by the founder and an affiliate of the Company.  The Company is currently trying to raise equity capital through a private placement offering of its common stock under Rule 506 of the Securities Act of 1933, as amended, although there can be no assurance such offering will be successful.  To the extent that current resources are not sufficient for the Company to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to the Company to subsidize operational expenses to operate through July 1, 2010.

Revenue recognition

•	Unrealized gain and losses resulting from the change in the valuation of investments are reflected in the condensed statement of operations.

•	Interest income is recorded on the accrual basis.

•	Realized gains or losses on investments are recorded on a trade date basis using the specific identification method.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates.  Significant estimates include the valuation of investments and the valuation allowance for deferred tax assets.

Investments

The Company's investments are carried at fair value.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Issue No. FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” ("FSP FAS No. 157-4").  FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157.  This FSP No. 157-4 is effective for interim and annual financial periods ending after June 15, 2009.  The Company adopted FSP FAS No. 157-4 in June 2009.  The adoption of FSP FAS No. 157-4 did not have an impact on the Company's condensed financial position and results of operations.

In April 2009, the FASB issued FSP No. FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” ("FSP FAS No. 107-1 and APB No 28-1").  FSP FAS No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies.  FSP No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009.  The Company adopted FSP FAS No. 107-1 and APB No. 18-1 in June 2009.  The adoption of FSP No. 107-1 and APB No. 28-1 did not have an impact on the Company's condensed financial position and results of operations.

In May 2009, the FASB issued FAS No. 165, "Subsequent Events" ("FAS No. 165").  FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued.  FAS No. 165 requires an entity to reflect in its financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date including the estimates inherent in the process of preparing financial statements.  Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed.  Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made.  FAS No. 165 requires the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009.  The Company adopted FAS No. 165 in June 2009.  The adoption of FAS No. 165 did not have an impact on the Company's condensed financial position and results of operations.

In June 2009, the FASB issued FAS No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("FAS No. 168").  FAS No. 168 replaces FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes the FASB Accounting Standards Codification™ ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  However, rules and interpretive releases of the SEC issues under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  FAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  Therefore, beginning with the Company's fourth fiscal quarter of 2009, all references made by it to GAAP in its consolidated financial statements will use the new Codification numbering system.  The Codification does not change or alter existing GAAP and, therefore, it is not expected to have any impact on the Company's condensed financial position and results of operations.

Net loss per common share

Basic EPS is computed solely on the weighted average number of common shares outstanding during the period.  Diluted EPS reflects all potential dilution of common stock as applicable.  The following table provides Basic and Diluted EPS for the three months ended June 30, 2009 and 2008:

	Net Loss	Weighted Average Shares	Per Share
Three Months Ended June 30, 2009

Basic and diluted loss per share - Loss available to common stockholders	$(209,870)	32,467,484	$(0.00646)

	Net Loss	Weighted Average Shares	Per Share
Three Months Ended June 30, 2008

Basic and diluted loss per share - Loss available to common stockholders	$(147,382)	31,867,484	$(0.00462)

The following table provides Basic and Diluted EPS for the six months ended June 30, 2009 and 2008:

	Net Loss	Weighted Average Shares	Per Share
Six Months Ended June 30, 2009

Basic and diluted loss per share - Loss available to common stockholders	$(596,438)	32,467,484	$(.01837)

	Net Loss	Weighted Average Shares	Per Share
Six months ended June 30, 2008

Basic and diluted loss per share - Loss available to common stockholders	$(270,530)	31,706,041	$(0.00853)

For the three and six months ended June 30, 2009, 600,000 shares attributable to stock options were excluded from the calculation of diluted EPS because the effect was anti-dilutive.  There were no dilutive securities issued in 2008.

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

As of June 30, 2009, net deferred tax assets aggregated $782,000, which was fully reserved based on the likelihood of realization.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 30, 2009 and December 31, 2008, the Company has not recorded any unrecognized tax benefits. The Company’s policy, if it had unrecognized benefits, is to recognize accrued interest and penalties in general and administrative expense.

The tax years 2005 through 2008 remain open to examination by the major tax jurisdictions to which the Company is subject.

3. FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for investments measured at fair value on a recurring basis. SFAS 157 accomplishes the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
•	Establishes a three-level hierarchy ("Valuation Hierarchy") for fair value measurements;
•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
•	Expands disclosures about instruments measured at fair value.

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

Investments whose values are based on quoted market prices in active markets, and whose values are therefore classified as Level 1, consist of active listed equities.

Investments that trade in markets that are not considered to be active, but whose values are based on quoted market prices, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs are classified as Level 2. These generally include certain U.S. government obligations and investment-grade corporate bonds.

Investments whose values are classified as Level 3 have significant unobservable inputs, as they may trade infrequently or not at all. Investments whose values are classified as Level 3 generally include private investments.  When observable prices are not available for these securities, the Company uses one or more valuation techniques (e.g., the market approach or the income approach) for which sufficient and reliable data is available.

Within Level 3 of the fair value hierarchy, the use of the market approach generally consists of using comparable market transactions, while the use of the income approach generally consists of the net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

The inputs used by the Company in estimating the value of investments classified as Level 3 may include the original transaction price, quoted prices for similar securities or assets in active markets, completed or pending third-party transactions in the underlying investment or comparable issuers, and changes in financial ratios or cash flows.

The carrying values and estimated fair values of the Company's financial instruments for the periods presented are as follows:

	Carrying Value	Quote Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009:

Financial Assets
Notes	$50,308	$—	$50,308	$—
Membership interest in LLC	250,000	—	—	250,000
Total Financial Assets	$300,308	$—	$50,308	$250,000

December 31, 2008:

Financial Assets
Notes	$652,737	$—	$652,737	$—
Total Financial Assets	$652,737	$—	$652,737	$—

The following table presents additional information about assets measured at fair value using Level 3 inputs for the six months ended June 30, 2009:

Membership Interest In LLC
Balance as of January 1, 2009	$—
Purchases	250,000
Balance as of June 30, 2009	$250,000

4. RELATED PARTY TRANSACTIONS.

The Company shares office space and other administrative functions with Concorde.  The Board voted to start paying Concorde monthly rent of $4,000 beginning January 1, 2009.  Rent incurred during the three and six months ended June 30, 2009 amounted to $12,000 and $24,000, respectively.

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

Investment advisory fees are calculated based upon the average cash value of assets at the end of each quarter including the value of any withdrawals from the assets made during that quarter ranging from 0.50% to 1.80% of assets managed.  Fees are billed and payable quarterly in arrears (or a prorated period when applicable).

For the three and six month periods ended June 30, 2009 and 2008, the Company incurred fees in the amount of $4,521 and $9,842, respectively, and $1,367 and $3,767, respectively, for the same corresponding periods in 2008.

Blackhawk has entered into a consulting agreement dated September 12, 2006 with Robert S. Tull, Jr. for a three-year term (the "Agreement").  Under the Agreement, Mr. Tull will consult with the Blackhawk Board of Directors on investments and have the following duties: consulting Blackhawk's Board of Directors on investment decisions and strategies, consulting on investment diversification in the strategies and consulting on investment opportunities.  Pursuant to the Agreement, the Blackhawk Board of Directors will determine Mr. Tull's compensation when it closes its third Regulation E offering and has sufficient proceeds to compensate Mr. Tull.  Mr. Tull is not a registered investment adviser.  As of June 30, 2009 and 2008, the Company had not incurred any liability to Mr. Tull.

6. ACCRUED EXPENSES

Accrued expenses at June 30, 2009 and December 31, 2008 consist principally of professional fees.

7. STOCKHOLDERS’ EQUITY

During 2008, pursuant to a Regulation E Offering, the Company sold an aggregate of 1,298,112 shares of Common Stock, at a purchase price of $1.00 per share for aggregate proceeds of $1,168,801, net of expense of $129,311.

8. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2009 and 2008, and the year ended December 31, 2008.

	SIX MONTHS ENDED JUNE 30, 2009	SIX MONTHS ENDED JUNE 30, 2008	YEAR ENDED DECEMBER 31, 2008
	(unaudited)	(unaudited)
Per Share Data:
Net asset value – beginning of period	$0.02218	$(0.00119)	$(0.00119)
Net investment loss *	(0.01834)	(0.00828)	(0.01263)
Issuance of common stock	—	1.00000	1.00000
Net realized and unrealized gain (loss)**	0.00403	(0.98046)	(0.96400)

Net asset value – end of period	$0.00787	$0.01007	$0.02218

Total return based on net asset value ***	(65)%	(693)%	(1,061)%

Common shares outstanding – end of period	32,467,484	31,867,484	32,467,484
Ratio/Supplemental Data:
Net assets – end of period	$255,538	$321,036	$719,976

Ratio of net investment loss to average net assets****	(248)%	200%	(88)%

Ratio of operating expenses to average net assets****	251%	207%	91%

*	Calculated based on average shares outstanding during period.

**
Net realized and unrealized gain (loss), per share, which is balancing amount necessary to reconcile the change in net asset value per share with the other per share information presented.  This is in accordance with the AICPA Audit and Accounting Guide for Investment Companies.

***	Total returns for periods of less than one year not annualized.

****	Annualized for periods less than one year.

9. STOCK - BASED COMPENSATION

In December 2008, the stockholders approved the Company's Stock Option Plan ("Stock Option Plan") which provides for 3,000,000 shares of common stock available for grant, of which 2,500,000 are reserved for incentive stock options, to the Company's officers, directors and key employees.  A grant must be approved by the stock option committee of the Company (“Committee”).

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

The Company accounts for stock-based payments using SFAS No. 123-R (revised 2004), “Share-Based Payments.”  SFAS 123-R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date.

The following table summarizes activity under the Company's stock option plans for the six months ended June 30, 2009:

	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding at beginning of period	—	—
Grants	600,000	$0.40	9.8
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	600,000	$0.40	9.4	—
Exercisable at end of period	600,000	$0.40	9.4	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock on the date of determination for those awards that have an exercise price currently below the closing price.  As of June 30, 2009, there were no options outstanding to purchase shares with an exercise price below the quoted price of the Company's common stock.

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

Three And Six-Months Ended June 30, 2009
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

The weighted average fair value at date of grant for options granted during the six months ended June 30, 2009 was $0.22.  The Company recorded $132,000 of compensation expense for the six months ended June 30, 2009.  Estimated unrecognized stock-based compensation relating to stock options as of June 30, 2009 is $0.

10.  OTHER

Employment agreement.  On January 30, 2009, the Company entered into an Employment Agreement with Craig A. Zabala ("Zabala"), founder, Chairman, President and Chief Executive Officer, and acting Chief Financial Officer and Chief Compliance Officer, of the Company.

The term of the Employment Agreement is three (3) years (“Employment Period”).  The Employment Period will be automatically renewed for one (1) additional year each year unless ninety (90) calendar days prior to the end of the term, the Company advises Zabala in writing that it does not wish to extend the Employment Period for an additional year.

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

Stock option grant.  Pursuant to the Employment Agreement, Zabala was granted 600,000 options to purchase shares of Common Stock at an exercise price of $0.40 per share (above the market value of $0.22 on date of grant) which expires on February 1, 2019. The options were fully vested upon issuance.

Investment.  On January 12, 2009, Blackhawk entered into a Voting Capital Interests Purchase Agreement ("Purchase Agreement") with MacroMarkets LLC, a Delaware limited liability company ("MacroMarkets").  Pursuant to the Purchase Agreement, Blackhawk purchased a five percent (5%) membership interest in MacroMarkets for $250,000 and Craig A. Zabala, Chairman and Chief Executive Officer of Blackhawk, was appointed a non-voting board member of MacroMarkets.  The Purchase Agreement contains standard representations, warranties and indemnification provisions.  The transaction closed on January 12, 2009. Blackhawk used funds from working capital to make the equity investment.

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

11. Subsequent Event

The Company retained placement agents to raise equity capital in its private placement offering ("Offering") under Rule 506 of the Securities Act of 1933, as amended ("Securities Act") for Blackhawk pursuant to placement agent agreements with John W. Loofbourrow Associates, Inc., Direct Access Partners, Lombardi & Co. and Bentley Securities Corporation, respectively, dated July 8, July 20, July 27, 2009 and August 3, 2009, respectively ("Placement Agent Agreements").  All four of these agreements contain nearly identical terms.  The Placement Agents will solicit interest from a limited number of potential investors who are “qualified institutional buyers” ("QIBs") as defined under Rule 144A under the Securities Act and "accredited investors" as defined under Regulation D under the Securities Act in connection with raising equity capital for Blackhawk in the Offering.  There is no minimum amount to be raised by the Placement Agents for the Offering and the maximum amount is $250,000,000.  In return for the Placement Agent services, Blackhawk will pay a Placement Agent a cash fee equal to five percent (5%) of the purchase price ($5.00 per share) of any securities placed with a prospective investor by a Placement Agent and purchased and paid for by the investor.  Other than Bentley Securities Corporation, where Blackhawk will reimburse it for any out-of-pocket expenses reasonably incurred in connection with its placement agent agreement (provided that any such expenses in excess of $1,000.00 requires prior approval by Blackhawk), Blackhawk does not have to reimburse the Placement Agents for their expenses.  The Placement Agent Agreements commenced on the date of the agreement or, in the case of Bentley Securities Corporation, the day immediately thereafter, and terminate on the earliest to occur of: (i) ten calendar days after written notice is given to the Company by the Placement Agent of a potential investor purchasing at least 50,0000,000 shares that will close on the purchase of the shares within five calendar days of the date of such written notice; (ii) 180 calendar days from the date of the agreement or, in the case of Bentley Securities Corporation, the day immediately thereafter; (iii) the date of closing and funding by an investor of a subscription agreement for a minimum of 50,000,000 shares; or (iv) ten calendar days after written notice is given to the Placement Agent by the Company that the Offering will be closed at the sole discretion of the Company (the "Term"), provided further that with respect to Bentley Securities Corporation, its placement agent agreement also terminates on upon ten (10) days written notice by either party under the agreement and such termination right is included as a new (v) within the definition of “Term.”   The parties may extend the Term by mutual agreement.

The Placement Agent Agreements also provide that for 180 calendar days from the date of the agreement or, in the case of Bentley Securities Corporation, the day immediately thereafter (the "Period"), the Placement Agents shall have the non-exclusive right on behalf of the Company to solicit prospective investors who are QIBs and/or accredited investors regarding the possible sale to such investors of shares.  During the Period, the Placement Agents do not have the right to conduct any other discussions on behalf of the Company regarding any matter other than the sale of the shares to the prospective investors.  For purposes of clarification, the Company during the Period agreed to deal non-exclusively with the Placement Agents concerning the sale of the shares.   The Placement Agent Agreements contain customary indemnification and confidentiality provisions.  With the exception of the Bentley Securities Corporation placement agent agreement, the Company’s indemnification obligations under each agreement is limited to $25,000.  The Placement Agent Agreements also provide that for a period of one year from the termination date of the Placement Agent Agreements, if a Placement Agent enters into a selling group in any subsequent securities offerings of Blackhawk, then the Placement Agent shall receive additional financing fees if Blackhawk sells securities to those investors previously introduced by the Placement Agent.  The additional fees payable to the Placement Agent will be at the same rate as any underwriting or placement fees that are listed in any Blackhawk future offering memorandum or prospectus.

The Company has evaluated its activity through August 13, 2009, the date its financial statements were issued.

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

Overview

Blackhawk is a business development company registered under the Investment Company Act of 1940 formed to engage in the business of investing primarily in small to mid-sized companies.  The Company also intends to provide managerial assistance to developing companies.  To date, the Company has made one investment in a portfolio company, MacroMarkets.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of June 30, 2009, net deferred tax assets aggregated $782,000, which was fully reserved based on the likelihood of realization.

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

Results of Operations

Investment Income

For the three months ended June 30, 2009 and 2008, we had $2,647 and $1,436, respectively, of interest income.

For the six months ended June 30, 2009 and 2008, we had $7,267and $9,552, respectively, of interest income.

General and Administrative Expenses

For the three months ended June 30, 2009 and 2008, general and administrative expenses were $210,165 and $147,277, respectively, due to increases in professional fees, compensation, and rent.

For the six months ended June 30, 2009 and 2008, general and administrative expenses were $602,406 and $272,195, respectively, due to increases in professional fees, compensation, and rent.

New Accounting Pronouncements

See Note 1 to our interim Condensed Financial Statements for information with respect to new accounting pronouncements.

Liquidity and Capital Resources

From inception (April 22, 2004) through June 30, 2009, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, Concorde.

The net cash proceeds from the Regulation E offerings since inception have been $1,711,731 through June 30, 2009.

Blackhawk has a net decrease in assets of $596,438 for the six months ended June 30, 2009, and had total net assets of $255,538 at June 30, 2009 and to date has made one investment in an eligible portfolio company, which is MacroMarkets, LLC.  Blackhawk intends to raise capital through another proposed offering and access the equity markets to raise cash to fund investments.  The ability of Blackhawk to raise capital in this current market environment will be very difficult.  Business development companies similar to Blackhawk are encountering trying market conditions in attempts to  raise capital.  There can be no assurance that Blackhawk will be able to raise equity capital in its offering.  Since inception, Blackhawk's operations have been principally funded by three Regulation E offerings and by loans from Concorde.  Blackhawk is presently dependent on Concorde to subsidize its capital and liquidity needs.  Concorde has agreed to provide sufficient capital to Blackhawk to subsidize operational expenses to operate through July 1, 2010.

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

Item 4T. Controls and Procedures.

Management Report on Internal Control Over Financial Reporting.  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control system is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our consolidated financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated framework.  Based on our assessment management believes that, as of June 30, 2009, the Company's internal control over financial reporting is ineffective for two reasons:  (1) Blackhawk has a material weakness in its internal controls due to a lack of segregation of duties, and (2) Blackhawk lacks the resources to hire additional personnel to perform this function until it raises additional capital.

Changes in Internal Control over Financial Reporting.  There have been no significant changes in our internal control or in other factors that could significantly affect those control subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the second quarter ended June 30, 2009.

Item 5. Other Information.

This Section is not applicable.

Item 6. Exhibits.

10.1	Placement Agent Agreement dated July 8, 2009 between the Company and John W. Loofbourrow Associates, Inc.

10.2	Placement Agent Agreement dated July 20, 2009 between the Company and Direct Access Partners

10.3	Placement Agent Agreement dated July 27, 2009 between the Company and Lombardi & Co., Inc.

10.4	Placement Agent Agreement dated August 3, 2009 between the Company and Bentley Securities Corporation

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK CAPITAL GROUP BDC, INC.

Date: August 13, 2009	By:	/s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: August 13, 2009	By:	/s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer