Form 10-Q
period 2009-09-30
BLACKHAWK CAPITAL GROUP BDC INC
filed 2009-11-12
CIK 1294345

OMB APPROVAL
OMB Number: 3235-0070
Expires: July 31, 2011
Estimated average burden
UNITED STATES	hours per response…187.50
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐                                        No         ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on November 10, 2009

Common Stock, $0.00001 par value	32,467,484

SEC 1296 (12-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Statements of Assets and Liabilities as of September 30, 2009 (unaudited) and December 31, 2008	2

	Condensed Schedule of Investments as of September 30, 2009 (unaudited)	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)	4

	Condensed Statements of Changes in Net Assets (Liabilities) for the nine months ended September 30, 2009 (unaudited) and year ended December 31, 2008	5

	Condensed Statement of Stockholders' Equity (Capital Deficit) for the nine months ended September 30, 2009 (unaudited) and year ended December 31, 2008	6

	Condensed Statements of Cash Flows for the nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)	7

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	19

Item 4T.	Controls and Procedures.	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	20

Item 1A.	Risk Factors.	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3.	Defaults upon Senior Securities.	21

Item 4.	Submission of Matters to a Vote of Security Holders.	21

Item 5.	Other Information.	21

Item 6.	Exhibits.	21

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	SEPTEMBER 30, 2009	DECEMBER 31, 2008
	(Unaudited)

ASSETS:
Investment at fair value (cost $250,000 and $654,025)	$250,000	$652,737
Cash and cash equivalents	194,919	172,797
Prepaid expenses	33,994	12,544

TOTAL ASSETS	$478,913	$838,078

LIABILITIES
Accrued expenses	$441,220	$118,102
TOTAL LIABILITIES	441,220	118,102

NET ASSETS
Common stock, par value $0.00001 per share 1,000,000,000 shares authorized, 32,467,484 shares issued and outstanding in 2009 and 2008	325	325
Additional paid-in capital	2,106,641	1,974,641
Accumulated net investment loss	(2,069,273)	(1,253,702)
Net unrealized loss on investment	-	(1,288)
TOTAL NET ASSETS	37,693	719,976

TOTAL LIABILITIES AND NET ASSETS	$478,913	$838,078

NET ASSET VALUE PER COMMON SHARE	$0.00116	$0.02218

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
CONDENSED SCHEDULE OF INVESTMENTS (Unaudited)
SEPTEMBER 30, 2009

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	SHARES	COST	FAIR VALUE	% OF TOTAL ASSETS
MacroMarkets, LLC.	Capital Interests	1/21/09	624,432	$250,000	$250,000	52.2%
				$250,000	$250,000

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008

INVESTMENT INCOME:
Interest income	$131	$3,275	$6,099	$12,827
TOTAL INVESTMENT INCOME	131	3,275	6,099	12,827

EXPENSES:
Compensation	31,124	-	206,925	-
Professional fees	140,317	53,490	499,358	304,929
Consulting Fees	16,250	-	16,250	-
Advisory fees	2,188	3,115	12,030	6,882
Rent-related party	12,000	-	36,000	-
Filing fees	2,236	1,576	21,076	7,378
Insurance	14,516	5,127	26,476	15,724
Other	633	104	3,555	694
TOTAL EXPENSES	219,264	63,412	821,670	335,607

NET INVESTMENT LOSS	(219,133)	(60,137)	(815,571)	(322,780)

UNREALIZED GAIN (LOSS) ON INVESTMENTS	1,288	2,943	1,288	(4,944)
NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(217,845)	$(57,194)	$(814,283)	$(327,724)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00671)	$(0.00177)	$(0.02508)	$(0.01026)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	32,467,484	32,382,701	32,467,484	31,933,241

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

	NINE MONTHS ENDED SEPTEMBER 30, 2009	YEAR ENDED DECEMBER 31, 2008
	(Unaudited)

DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(815,571)	$(405,089)
Unrealized (gain) loss on investments	1,288	(6,501)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	(814,283)	(411,590)

CAPITAL STOCK TRANSACTIONS:
Stock-based compensation	132,000	-
Proceeds from common stock sold	-	1,298,112
Offering costs	-	(129,311)

NET INCREASE IN NET ASSETS FROM CAPITAL STOCK TRANSACTIONS	132,000	1,168,801

TOTAL (DECREASE) INCREASE IN NET ASSETS	(682,283)	757,211

NET ASSETS (LIABILITIES) - BEGINNING OF PERIOD	719,976	(37,235)

NET ASSETS - END OF PERIOD	$37,693	$719,976

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

		- - - - COMMON STOCK - - - -		ADDITIONAL PAID-IN	NET UNREALIZED APPRECIATION ON	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	CAPITAL	INVESTMENT	LOSS
Balance-December 31, 2007	$(37,235)	31,169,372	$312	$805,853	$5,213	$(848,613)

Net decrease in assets resulting from operations	(411,590)				(6,501)	(405,089)

Sale of stock pursuant to offering plan (at $1.00 per share)	1,298,112	1,298,112	13	1,298,099

Offering costs	(129,311)			(129,311)

Balance-December 31,2008	719,976	32,467,484	325	1,974,641	(1,288)	(1,253,702)

Net decrease in assets resulting from operations	(814,283)	-	-		1,288	(815,571)

Stock-based compensation	132,000			132,000

Balance-September 30,2009 (unaudited)	$37,693	32,467,484	$325	$2,106,641	$-	$(2,069,273)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and decrease in net assets resulting from operations	$(814,283)	$(327,724)
Adjustments to reconcile net investment loss and decrease in net assets to net cash provided by (used in) operating activities:
Unrealized gain on investments	(1,288)	(269)
Stock Based Compensation	132,000
Change in operating assets and liabilities:
Increase (decrease) in accrued expenses	323,119	(5,126)
Increase in prepaid expenses	(21,450)	(148,486)
Purchase of Investments	(250,000)	(1,619,737)
Proceeds from sale and redemption of investments	654,024	1,278,000

NET CASH PROVIDED BY (USED IN) OPERATING AND INVESTING ACTIVITIES	22,122	(823,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	-	(129,311)
Proceeds from the issuance of stock	-	1,298,112

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,168,801

NET INCREASE IN CASH	22,122	345,459

CASH AND EQUIVALENTS – BEGINNING OF PERIOD	172,797	4,450

CASH AND EQUIVALENTS – END OF PERIOD	$194,919	$349,909

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
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

Basis of presentation

The financial statements have been prepared in accordance with the presentation requirements of the FASB Accounting Standards Codification Topic 946, Financial Services - Investment Companies.

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

The Company had a decrease in net assets from operations for the nine-month period ended September 30, 2009 of $814,283 and total net assets of $37,693 as of September 30, 2009.  Since inception, the Company’s operations have been principally funded by Regulation E offerings and The Concorde Group, Inc. (“Concorde”), a corporation controlled by the founder and an affiliate of the Company.  The Company is currently trying to raise equity capital through a private placement offering of its common stock under Rule 506 of the Securities Act of 1933, as amended (“Securities Act”), although there can be no assurance such offering will be successful.  To the extent that current resources are not sufficient for the Company to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to the Company to subsidize operational expenses to operate through October 1, 2010 to the extent that Concorde has such capital available.  If the Company is unable to raise equity capital or if Concorde is unable to provide sufficient capital to the Company to fund its operational expenses, it would have an adverse impact on liquidity and operations and the Company may be unable to continue as a going concern.  The financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result from the outcome of this uncertainty.

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

New Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification ("ASC" or "Codification") ASC 105 (FAS No. 168), "Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162."  FAS No. 168 replaces FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes the FASB Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  However, rules and interpretive releases of the SEC issues under the authority of federal securities laws will continue to be sources of additional authoritative GAAP for SEC registrants.  ASC 105 is effective for interim and annual reporting periods ending after September 15, 2009.  The Company adopted ASC 105 in September 2009. All references made by the Company to GAAP in its consolidated financial statements use the new Codification numbering system.  The Codification does not change or alter existing GAAP and, therefore, did not have any impact on the Company's condensed financial position and results of operations.

Net loss per common share

Basic EPS is computed solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock as applicable.

The following table provides Basic and Diluted EPS for the three months ended September 30, 2009 and 2008:

	Net Loss	Weighted Average Shares	Per Share

Three Months Ended September 30, 2009

Basic and diluted loss per share - Loss available to common stockholders	$(217,845)	32,467,484	$(0.00671)

	Net Loss	Weighted Average Shares	Per Share

Three Months Ended September 30, 2008

Basic and diluted loss per share - Loss available to common stockholders	$(57,194)	32,382,701	$(0.00177)

The following table provides Basic and Diluted EPS for the nine months ended September 30, 2009 and 2008:

	Net Loss	Weighted Average Shares	Per Share

Nine Months Ended September 30, 2009

Basic and diluted loss per share - Loss available to common stockholders	$(814,283)	32,467,484	$(0.02508)

	Net Loss	Weighted Average Shares	Per Share

Nine months ended September 30, 2008

Basic and diluted loss per share - Loss available to common stockholders	$(327,724)	31,933,241	$(0.01026)

For the three and nine months ended September 30, 2009, 600,000 shares attributable to stock options were excluded from the calculation of diluted EPS because the effect was anti-dilutive.  There were no dilutive securities issued in 2008.

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

As of September 30, 2009, net deferred tax assets aggregated approximately $881,000, which was fully reserved based on the likelihood of realization.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of September 30, 2009 and December 31, 2008, the Company has not recorded any unrecognized tax benefits.  The Company’s policy is to recognize accrued interest and penalties in general and administrative expense.

The tax years 2006 through 2008 remain open to examination by the major tax jurisdictions to which the Company is subject.

3. FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted the accounting topics for investments measured at fair value on a recurring basis included in FASB ASC 820 “Fair Value Measurements and Disclosures,” which accomplishes the following key objectives:

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

The carrying values and estimated fair values of the Company's financial instruments for the periods presented are as follows:

	Carrying Value	Quote Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009:

Financial Assets
Membership interest in LLC	$250,000	$—	$—	$250,000
Total Financial Assets	$250,000	$—	$—	$250,000

December 31, 2008:

Financial Assets
Notes	$652,737	$—	$652,737	$—
Total Financial Assets	$652,737	$—	$652,737	$—

The following table presents additional information about assets measured at fair value using Level 3 inputs for the nine months ended September 30, 2009:

Membership Interest In LLC
Balance as of January 1, 2009	$—
Purchases	250,000
Balance as of September 30, 2009	$250,000

4. RELATED PARTY TRANSACTIONS

The Company shares office space and other administrative functions with Concorde.  The Board voted to start paying Concorde monthly rent of $4,000 beginning January 1, 2009.  Rent incurred during the three and nine months ended September 30, 2009 amounted to $12,000 and $36,000, respectively.

5. INVESTMENT ADVISORY AGREEMENTS

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

For the three and nine months ended September 30, 2009, the Company incurred fees in the amount of $2,188 and $12,030, respectively, and $3,115 and 6,882, respectively, for the same corresponding periods in 2008.

Blackhawk has entered into a consulting agreement dated September 12, 2006 with Robert S. Tull, Jr. for a three-year term (the "Agreement").  Under the Agreement, Mr. Tull will consult with the Blackhawk Board of Directors on investments and have the following duties: consulting Blackhawk's Board of Directors on investment decisions and strategies, consulting on investment diversification in the strategies and consulting on investment opportunities.  Pursuant to the Agreement, the Blackhawk Board of Directors will determine Mr. Tull's compensation when it closes its third Regulation E offering and has sufficient proceeds to compensate Mr. Tull.  Mr. Tull is not a registered investment adviser.  As of September 30, 2009, the Company had not incurred any liability to Mr. Tull.

6. ACCRUED EXPENSES

Accrued expenses at September 30, 2009 and December 31, 2008 consist principally of professional fees.

7. STOCKHOLDERS’ EQUITY

During 2008, pursuant to a Regulation E Offering, the Company sold an aggregate of 1,298,112 shares of Common Stock, at a purchase price of $1.00 per share for aggregate proceeds of $1,168,801, net of expense of $129,311.

8. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2009 and 2008, and the year ended December 31, 2008.

	NINE MONTHS ENDED SEPTEMBER 30, 2009 (unaudited)	NINE MONTHS ENDED SEPTEMBER 30, 2008 (unaudited)	YEAR ENDED DECEMBER 31, 2008
Per Share Data:
Net asset value – beginning of period	$0.02218	$(0.00119)	$(0.00119)
Net investment loss *	(0.02512)	(0.01011)	(0.01263)
Issuance of common stock	-	1.00000	1.00000
Net realized and unrealized gain (loss)**	0.00410	(0.96394)	(0.96400)

Net asset value – end of period	$0.00116	$0.02476	$0.02218

Total return based on net asset value ***	(95)%	(849)%	(1,061)%

Common shares outstanding – end of period	32,467,484	32,467,484	32,467,484
Ratio/Supplemental Data:
Net assets – end of period	$37,693	$803,842	$719,976

Ratio of net investment loss to average net assets****	(294)%	(108)%	(88)%

Ratio of operating expenses to average net assets****	296%	112%	91%

*	Calculated based on weighted average shares outstanding during period.

**	Net realized and unrealized gain (loss), per share, which is balancing amount necessary to reconcile the change in net asset value per share with the other per share information presented.

***	Total returns for periods of less than one year not annualized.

****	Annualized for periods less than one year.

9. STOCK-BASED COMPENSATION

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

The Company accounts for stock-based payments by regarding stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date.

The following table summarizes activity under the Company's stock option plans for the nine months ended September 30, 2009:

	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding at beginning of period	—	—
Grants	600,000	$0.40
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	600,000	$0.40	9.33	—
Exercisable at end of period	600,000	$0.40	9.33	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock on the date of determination for those awards that have an exercise price currently below the closing price.  As of September 30, 2009, there were no options outstanding to purchase shares with an exercise price below the quoted price of the Company's common stock.

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

Nine-Months Ended September 30, 2009
Risk-free interest rate	1.88%
Expected option life in years	5
Expected stock price volatility	200%
Expected dividend yield	0%

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

The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2009 was $0.22.  The Company recorded $132,000 of compensation expense for the nine months ended September 30, 2009.  Estimated unrecognized stock-based compensation relating to stock options as of September 30, 2009 is $0.

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

Zabala will receive a base annual salary of $60,000 under the Employment Agreement.  Each year, the Board of Directors may increase the base salary in its discretion.  In the event that the Company sells a minimum of $3,000,000 of shares of its common stock in its current private placement offering ("Offering"), which expires December 31, 2009, unless extended by the Company in its sole discretion, under Rule 506 under Regulation D under the Securities Act, the Company shall increase Zabala's annual base salary to $250,000 and pay him a $50,000 bonus (which bonus may be increased proportionately if the Company raises more than $3,000,000 in the Offering but the amount of the bonus shall not be greater than $100,000).  If the minimum amount is not raised in the Offering, Zabala's base salary remains at $60,000.  The Offering expires December 31, 2009, unless extended by the Company in its sole discretion.

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

Macromarkets Investment.  On January 12, 2009, Blackhawk entered into a Voting Capital Interests Purchase Agreement ("Purchase Agreement") with MacroMarkets LLC, a Delaware limited liability company ("MacroMarkets").  Pursuant to the Purchase Agreement, Blackhawk purchased a five percent (5%) membership interest in MacroMarkets for $250,000 and Craig A. Zabala, Chairman and Chief Executive Officer of Blackhawk, was appointed a non-voting board member of MacroMarkets.  The Purchase Agreement contains standard representations, warranties and indemnification provisions.  The transaction closed on January 12, 2009.  Blackhawk used funds from working capital to make the equity investment.

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

Placement Agent Agreements.  The Company retained placement agents to raise equity capital in its private placement offering ("Offering") under Rule 506 of the Securities Act for Blackhawk pursuant to placement agent agreements with John W. Loofbourrow Associates, Inc., Direct Access Partners, Lombardi & Co., Bentley Securities Corporation and Growthink Securities, Inc., respectively, dated July 8, July 20, July 27, 2009, August 3, 2009, and August 21, 2009, respectively ("Placement Agent Agreements").  All five of these agreements contain nearly identical terms.  The Placement Agents will solicit interest from a limited number of potential investors who are “qualified institutional buyers” ("QIBs") as defined under Rule 144A under the Securities Act and "accredited investors" as defined under Regulation D under the Securities Act in connection with raising equity capital for Blackhawk in the Offering.  There is no minimum amount to be raised by the Placement Agents for the Offering and the maximum amount is $250,000,000.  In return for the Placement Agent services, Blackhawk will pay a Placement Agent a cash fee equal to five percent (5%) of the purchase price ($5.00 per share) of any securities placed with a prospective investor by a Placement Agent and purchased and paid for by the investor.  Other than Bentley Securities Corporation, where Blackhawk will reimburse it for any out-of-pocket expenses reasonably incurred in connection with its placement agent agreement (provided that any such expenses in excess of $1,000.00 requires prior approval by Blackhawk), Blackhawk does not have to reimburse the Placement Agents for their expenses.  The Placement Agent Agreements commenced on the date of the agreement or, in the case of Bentley Securities Corporation, the day immediately thereafter, and terminate on the earliest to occur of: (i) ten calendar days after written notice is given to the Company by the Placement Agent of a potential investor purchasing at least 50,0000,000 shares that will close on the purchase of the shares within five calendar days of the date of such written notice; (ii) 180 calendar days from the date of the agreement or, in the case of Bentley Securities Corporation, the day immediately thereafter; (iii) the date of closing and funding by an investor of a subscription agreement for a minimum of 50,000,000 shares; or (iv) ten calendar days after written notice is given to the Placement Agent by the Company that the Offering will be closed at the sole discretion of the Company (the "Term"), provided further that with respect to Bentley Securities Corporation, its placement agent agreement also terminates upon ten (10) days written notice by either party under the agreement and such termination right is included as a new (v) within the definition of “Term.”   The parties may extend the Term by mutual agreement.

The Placement Agent Agreements also provide that for 180 calendar days from the date of the agreement or, in the case of Bentley Securities Corporation, the day immediately thereafter (the "Period"), the Placement Agents shall have the non-exclusive right on behalf of the Company to solicit prospective investors who are QIBs and/or accredited investors regarding the possible sale to such investors of shares.  During the Period, the Placement Agents do not have the right to conduct any other discussions on behalf of the Company regarding any matter other than the sale of the shares to the prospective investors.  For purposes of clarification, the Company during the Period agreed to deal non-exclusively with the Placement Agents concerning the sale of the shares.  The Placement Agent Agreements contain customary indemnification and confidentiality provisions.  With the exception of the Bentley Securities Corporation placement agent agreement, the Company’s indemnification obligations under each agreement is limited to $25,000.  The Placement Agent Agreements also provide that for a period of one year (two years for the agreement with Growthink Securities, Inc.) from the termination date of the Placement Agent Agreements, if a Placement Agent enters into a selling group in any subsequent securities offerings of Blackhawk, then the Placement Agent shall receive additional financing fees if Blackhawk sells securities to those investors previously introduced by the Placement Agent.  The additional fees payable to the Placement Agent will be at the same rate as any underwriting or placement fees that are listed in any Blackhawk future offering memorandum or prospectus.

The Company entered into a consultation agreement dated August 21, 2009 ("Consulting Agreement") with Growthink, Incorporated, a Delaware corporation and affiliate of Growthink Securities, Inc. ("Consultant").  Pursuant to the Consulting Agreement, Consultant will provide to the Company research, analysis and data relating to business development company ("BDC") and hedge fund investments, and include coverage and analysis of similar BDC's and hedge funds, as well as data on targeted investments.  Consultant will also syndicate its research and analysis reports into coverage channels to individual and institutional investors.  Consultant will prepare and distribute in the appropriate investment channels a research report on the Company.  Consultant may not release any research or report without (i) the Company's consent and (ii) during the period of the Company’s private placement offering.

The Company paid Consultant $25,000 upon execution of the Consulting Agreement and must pay it $25,000 every sixty (60) days thereafter unless either party terminates the agreement upon seven (7) days notice.  The term of the Consulting Agreement is sixty (60) days, and thereafter for a total of eight (8) months.  It is automatically renewed thereafter in sixty (60) day increments until terminated in writing by either party upon seven (7) calendar days advance written notice.

In the Consulting Agreement, the Company provides Consultant with indemnification against certain specified losses.  The Consulting Agreement also provides that no research or report may be released by the Consultant without the consent of the Company and review by its legal counsel.

The Company has evaluated its activity through November 10, 2009, the date its financial statements were issued.

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

Blackhawk had a decrease in net assets from operations of $814,283 for the nine months ended September 30, 2009, and had total net assets of $37,693 at September 30, 2009 and to date has made one investment in an eligible portfolio company, which is MacroMarkets, LLC.  Blackhawk intends to raise capital through another proposed offering and access the equity markets to raise cash to fund investments.  The ability of Blackhawk to raise capital in this current market environment will be very difficult.  Business development companies similar to Blackhawk are encountering trying market conditions in attempts to raise capital.  There can be no assurance that Blackhawk will be able to raise equity capital in its offering.  Since inception, Blackhawk's operations have been principally funded by three Regulation E offerings and by loans from Concorde.  Blackhawk is presently dependent on Concorde to subsidize its capital and liquidity needs.  Concorde has agreed to provide sufficient capital to Blackhawk to subsidize operational expenses to operate through October 1, 2010 to the extent Concorde has such funds.  If the Company is unable to raise equity capital or if Concorde is unable to provide sufficient capital to the Company to fund its operational expenses, it would have an adverse impact on liquidity and operations and the Company may be unable to continue as a going concern.  The financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result from the outcome of this uncertainty.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of September 30, 2009, net deferred tax assets aggregated $881,000, which was fully reserved based on the likelihood of realization.

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

Results of Operations

Investment Income

For the three months ended September 30, 2009 and 2008, we had $131 and $3,275, respectively, of interest income.

For the nine months ended September 30, 2009 and 2008, we had $6,099 and $12,827, respectively, of interest income.

General and Administrative Expenses

For the three months ended September 30, 2009 and 2008, general and administrative expenses were $219,264 and $63,412, respectively, due to increases in professional and consulting fees, compensation, insurance and rent.

For the nine months ended September 30, 2009 and 2008, general and administrative expenses were $821,670 and $335,607, respectively, due to increases in professional fees, compensation, and rent.

New Accounting Pronouncements

See Note 1 to our interim Condensed Financial Statements for information with respect to new accounting pronouncements.

Liquidity and Capital Resources

From inception (April 22, 2004) through September 30, 2009, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, Concorde.

The net cash proceeds from the Regulation E offerings since inception have been $1,711,731 through September 30, 2009.

Blackhawk had a decrease in net assets from operations of $814,283 for the nine months ended September 30, 2009, and had total net assets of $37,693 at September 30, 2009 and to date has made one investment in an eligible portfolio company, which is MacroMarkets, LLC.  Blackhawk intends to raise capital through another proposed offering and access the equity markets to raise cash to fund investments.  The ability of Blackhawk to raise capital in this current market environment will be very difficult.  Business development companies similar to Blackhawk are encountering trying market conditions in attempts to raise capital.  There can be no assurance that Blackhawk will be able to raise equity capital in its offering.  Since inception, Blackhawk's operations have been principally funded by three Regulation E offerings and by loans from Concorde.  Blackhawk is presently dependent on Concorde to subsidize its capital and liquidity needs.  Concorde has agreed to provide sufficient capital to Blackhawk to subsidize operational expenses to operate through October 1, 2010 to the extent Concorde has such funds.  If the Company is unable to raise equity capital or if Concorde is unable to provide sufficient capital to the Company to fund its operational expenses, it would have an adverse impact on liquidity and operations and the Company may be unable to continue as a going concern.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated framework.  Based on our assessment management believes that, as of September 30, 2009, the Company's internal control over financial reporting is ineffective for two reasons:  (1) Blackhawk has a material weakness in its internal controls due to a lack of segregation of duties, and (2) Blackhawk lacks the resources to hire additional personnel to perform this function until it raises additional capital.

Changes in Internal Controls over Financial Reporting.  There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the third quarter ended September 30, 2009.

Item 5.  Other Information.

This Section is not applicable.

Item 6.  Exhibits.

10.1	Placement Agent Agreement dated August 21, 2009 between the Company and Growthink Securities Inc.

10.2	Consultation Agreement dated August 21, 2009 between the Company and Growthink, Incorporated

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK CAPITAL GROUP BDC, INC.

Date: November 10, 2009	By:	/s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: November 10, 2009	By:	/s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer