Form 10-K
period 2009-12-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2010-03-31
CIK 1294345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 814-00678

BLACKHAWK CAPITAL GROUP BDC, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	20-1031329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

880 Third Avenue, 12th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(646) 833-1030
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and most such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                     No ☒

The aggregate market value of the registrant's common stock, $0.00001 par value per share, held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2,112,764 (based on $.13, the closing ask price of the registrant's common stock on that date -- no sales of shares were made on that date).  Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant are not included in that amount, because such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  As of March 30, 2010, 32,467,484 shares of the registrant's common stock, $0.00001 par value per share, were issued and outstanding.

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

Blackhawk has been and is currently subject to the informational requirements of the Exchange Act.  In accordance with those requirements, we file reports and other information with the SEC.  Such reports and other information can be inspected and copied at the public reference facilities maintained by the SEC.  Please call the SEC at 1-800-SEC-0330 for more information on the operation of its public reference rooms.  The SEC also maintains a Web site that contains reports, proxy and information statements and other materials that are filed through the SEC's Electronic Data Gathering, Analysis, and Retrieval (EDGAR) system.  This Web Site can be accessed at http://www.sec.gov. Our reports and information statements and other information that we file electronically with the SEC are available on this site.

Item 1. Business

On September 20, 2004, Blackhawk filed a Form N-54A Notification with the SEC, electing to become a business development company pursuant to Section 54 of the Investment Company Act.

Blackhawk was incorporated on April 22, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking.  Blackhawk's operations to date have been limited to issuing shares to its original shareholders, organizational and administrative activities, conducting a private placement under Rule 506 under Regulation D of the Securities Act and four (4) offerings under Regulation E of the Securities Act, and making the MacroMarkets investment (see "MacroMarkets Investment" herein).

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

As a business development company ("BDC"), Blackhawk is able to raise money to acquire interests in small private businesses, as well as larger private companies, and distressed public companies as defined under the BDC provisions of the Investment Company Act.  We intend to seek equity positions and on going relationships with companies offering sustainable and profitable growth.  We do not intend to limit our acquisitions to a single line of business or industry.

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

2009 Capital Raising Efforts

The Company retained placement agents to raise equity capital in its private placement offering ("Offering") under Rule 506 of the Securities Act which commenced on March 9, 2009 pursuant to placement agent agreements with John W. Loofbourrow Associates, Inc., Direct Access Partners, LLC, Lombardi & Co., Bentley Securities Corporation and Growthink Securities, Inc., respectively, dated July 8, July 20, July 27, August 3, and August 21, 2009, respectively ("Placement Agent Agreements").  All five of these agreements contain nearly identical terms.  The Placement Agents solicited interest from a limited number of potential investors who are "qualified institutional buyers" ("QIBs") as defined under Rule 144A under the Securities Act and "accredited investors" as defined under Regulation D under the Securities Act in connection with raising equity capital in the Offering.  There was no minimum amount to be raised by the Placement Agents for the Offering and the maximum amount was $250,000,000.  In return for the Placement Agent services, Blackhawk agreed to pay a Placement Agent a five percent (5%) placement fee for securities placed.  The Placement Agent Agreements commenced on the date of the agreement or, in the case of Bentley Securities Corporation, the day immediately thereafter, and terminated on the earliest to occur of: (i) ten calendar days after written notice is given to the Company by the Placement Agent of a potential investor purchasing at least 50,000,000 shares that will close on the purchase of the shares within five calendar days of the date of such written notice; (ii) 180 calendar days from the date of the agreement or, in the case of Bentley Securities Corporation, the day immediately thereafter; (iii) the date of closing and funding by an investor of a subscription agreement for a minimum of 50,000,000 shares; or (iv) ten calendar days after written notice is given to the Placement Agent by the Company that the Offering will be closed at the sole discretion of the Company (the "Term"), provided further that with respect to Bentley Securities Corporation, its placement agent agreement also terminated upon ten (10) days written notice by either party under the agreement and such termination right is included as a new (v) within the definition of "Term."

The Placement Agent Agreements contain customary indemnification and confidentiality provisions.  With the exception of the Bentley Securities Corporation Placement Agent Agreement, the Company's indemnification obligations under each agreement is limited to $25,000.  The Placement Agent Agreements also provide that for a period of one year (two years for the agreement with Growthink Securities, Inc.) from the termination date of the Placement Agent Agreements, if a Placement Agent enters into a selling group in any subsequent securities offerings of Blackhawk, then the Placement Agent shall receive additional financing fees if Blackhawk sells securities to those investors previously introduced by the Placement Agent.  The additional fees payable to the Placement Agent will be at the same rate as any underwriting or placement fees that are listed in any Blackhawk future offering memorandum or prospectus.

On December 14, 2009, the Company determined to terminate its private placement offering under Rule 506 of Regulation D of the Securities Act, which commenced on August 25, 2009, because no shares were sold in the Offering.

On December 14, 2009, Blackhawk entered into an amendment ("Amendment") of its Placement Agent Agreement with Growthink Securities, Inc.  On December 15, 2009, the Company entered into an Amendment of its Placement Agent Agreement with Bentley Securities Corporation and an Amendment of its Placement Agent Agreement with Direct Access Partners, LLC.  The purpose of each Amendment was to clarify that: (a) the term "Offering" in each Placement Agent Agreement also included the Company's offering of up to 1,000,000 shares (5.00 per share) pursuant to Regulation E (the "Regulation E Offering") under the Investment Company Act and the Securities Act; (b) the term "Offering Materials" includes the Company's Form 1-Es and Offering Circulars to be filed with the Securities and Exchange Commission, and distributed to prospective investors, for the Regulation E Offering; and (c) Section 2 of each Placement Agent Agreement provides that the Placement Agent receive a ten percent (10%) placement agent fee for shares sold in the Regulation E Offering.  Growthink Securities declined to participate in the Regulation E Offering.

On January 21, 2010, the Company announced that due to adverse market conditions it had not sold any shares of Common Stock in the Regulation E offering and that it was terminating its Regulation E offering.

The Company entered into a consultation agreement dated August 21, 2009 ("Consulting Agreement") with GrowThink, Incorporated, a Delaware corporation and affiliate of Growthink Securities, Inc. ("Consultant").  Pursuant to the Consulting Agreement, Consultant agreed to provide to the Company research, analysis and data relating to business development company ("BDC") and hedge fund investments, and include coverage and analysis of similar BDC's and hedge funds, as well as data on targeted investments and other services.  The Company paid Consultant $25,000 upon execution of the Consulting Agreement and agreed to pay it $25,000 every sixty (60) days thereafter unless either party terminates the agreement upon seven (7) days notice.  The term of the Consulting Agreement was sixty (60) days, and thereafter for a total of eight (8) months.  It is automatically renewed thereafter in sixty (60) day increments until terminated in writing by either party upon seven (7) calendar days advance written notice.  To date, the Company has only paid the Consultant $25,000 and does not believe that it owes any additional money to the Consultant because the Consultant failed to perform work under the Consulting Agreement.  In October 2009, the Company advised the Consultant that it was terminating the Consulting Agreement because of the Consultant's failure to perform under it.

Pre-2009 Capital Transactions

Pursuant to Blackhawk's third Regulation E Offering, which commenced on November 30, 2007, Concorde sold in 2008 an aggregate of 1,298,112 shares of Common Stock, at a purchase price of $1.00 per share to nine (9) purchasers for an aggregate amount of $1,298,112.  Selling commissions were $129,311, which were paid as follows: (i) $69,311 to Richard J. Kelly, prior selling agent; and (ii) $60,000 to John W. Loofbourrow Associates, Inc. ("JWL").  Blackhawk had retained JWL to act as placement agent to raise equity capital for Blackhawk pursuant to an agreement dated April 9, 2008 ("JWL Agreement") which was executed on April 14, 2008.  JWL solicited interest from a limited number of potential investors who were "accredited investors" in connection with raising equity capital for Blackhawk in its third Regulation E offering.  In return for JWL's services, Blackhawk paid JWL a cash fee equal to ten percent (10%) of the purchase price of securities placed by JWL.  Blackhawk did not have to reimburse JWL for its expenses.  The JWL Agreement had a term of sixty (60) days from the date that Blackhawk's Form 1-E (filed with the SEC) was available to be sent to prospective investors and contained customary indemnification and confidentiality provisions.  The JWL Agreement also provided that for a period of up to five (5) years from the termination date of the JWL Agreement, if JWL enters into a selling group in any subsequent securities offerings of Blackhawk, then JWL shall receive additional financing fees if Blackhawk sells securities to those investors previously introduced by JWL.  The additional fees payable to JWL will be at the same rate as any underwriting or placement fees that are listed in any Blackhawk future offering memorandum or prospectus.  The JWL Agreement expired on June 18, 2008.  The JWL Agreement was amended on June 30, 2008 ("Amendment").  The Amendment acknowledged that the JWL Agreement expired on June 18, 2008 ("Expiration Date") and that JWL was entitled to receive financing fees with respect to share purchases by investors after the Expiration Date, but were introduced to Blackhawk by JWL before the Expiration Date.  In July 2008, Blackhawk sold $600,000 in shares of Common Stock from investors, introduced to it by JWL and paid $60,000 in placement fees to JWL.

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

On June 21, 2006, Blackhawk entered into an Exchange Agreement ("Exchange Agreement") with Concorde, the largest stockholder and affiliate of Blackhawk, pursuant to which a non-interest bearing promissory note (the "Note") issued by Blackhawk on May 3, 2006 to Concorde in the principal amount of $68,847 was exchanged for 6,884,700 shares of Common Stock of Blackhawk.  The Shares are "restricted securities" as defined in Rule 144 of the Securities Act.  Pursuant to the Exchange Agreement, Concorde acquired 6,884,700 shares of the Common Stock of Blackhawk in exchange for the Note.  The stock was issued in the exchange at $.01 per share.  This exchange took place pursuant to Section 3(a)(9) of the Securities Act as an exchange by an issuer with an existing security holder where no commission or other remuneration was paid or given to Concorde or any other party for soliciting such exchange.  This transaction was approved by all of the directors of Blackhawk pursuant to action by unanimous written consent as fair and in the best interests of Blackhawk and its stockholders.

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

Blackhawk has engaged Barak Asset Management, LLC ("Barak"), a New York limited liability company, and an investment adviser registered under the Investment Advisers Act of 1940, as amended ("Investment Advisers Act"), to serve as an investment adviser to Blackhawk and manage its portfolio of investments. Barak was formed by Sharon Highland in 2006.  From 2002 to 2006, Ms. Highland was Director of Product Development and Management in the Private Client Group for managed accounts, open and closed-end funds at BlackRock.  From 1997 to 2002, she was Senior Vice President and Head of Wrap Fee Investments at PIMCO Allianz.  Barak’s engagement is pursuant to an investment advisory management agreement dated October 31, 2006, with a one-year term (extendable for one year periods) subject to Blackhawk's right to terminate upon sixty (60) days notice, and has fees ranging from 0.50% to 1.80% of assets managed.  The term of this agreement was extended to October 31, 2010.  Barak will manage assets of Blackhawk on a non-exclusive basis consistent with Blackhawk's BDC investment guidelines and policies and consistent with the BDC provisions under the Investment Company Act of 1940.  Barak was paid fees by Blackhawk of $16,738 for its work in 2009.

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

•
Provided Concorde has sufficient funds available, it will provide funds to Blackhawk through January 1, 2011 if Blackhawk is unable to raise sufficient proceeds from an equity offering or offerings and operations;

•
Concorde provides office space and secretarial assistance to Blackhawk for which, commencing on January 1, 2009, Blackhawk has been invoiced by Concorde $4,000 per month for such sublease of space; Blackhawk paid Concorde $48,000 under this arrangement as of December 31, 2009; and

•	Craig A. Zabala, Chairman, President and Chief Executive Officer of Blackhawk, also holds such positions with Concorde and owns 62.42% of Concorde's outstanding shares of Common Stock.

From inception (April 22, 2004) through December 31, 2009, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from Concorde.

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

At December 31, 2009 and 2008, there were no outstanding amounts due to Concorde.

For the year ended December 31, 2009, Blackhawk has a decrease in net assets resulting from operations of $986,472 and total net liabilities of $134,496.

On June 21, 2006, Blackhawk entered into an Exchange Agreement ("Exchange Agreement") with Concorde, pursuant to which a promissory note (the "Note") issued by Blackhawk on May 3, 2006 to Concorde in the principal amount of $68,847 was exchanged for 6,884,700 shares ("Shares") of Common Stock of Blackhawk.  The Shares are "restricted securities" as defined in Rule 144 of the Securities Act.  The stock was issued in the exchange at $.01 per share, the price per share in Blackhawk's first Regulation E offering.  This exchange took place pursuant to Section 3(a)(9) of the Securities Act as an exchange by an issuer with an existing security holder where no commission or other remuneration was paid or given to Concorde or any other party for soliciting such exchange.  This transaction was approved by all of the directors of Blackhawk pursuant to action by unanimous written consent as fair and in the best interests of Blackhawk and its stockholders.

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

Item 1A.  Risk Factors

No Fixed Investment Policy; Limited Investments to Date

We have no fixed policy as to the business or industry group in which we may invest or as to the amount or type of securities or assets that we may acquire.  To date, we have not made any investments in a portfolio company except for the MacroMarkets investment described above, which was made in January 2009.  Blackhawk has invested the net proceeds from its second and third Regulation E Offerings received to date in cash equivalents, investments with maturity dates of less than one year, and in the MacroMarkets investment.  During 2009 Blackhawk was unable to sell any of its shares in a private placement offering under Rule 506 under the Securities Act and a fourth Regulation E Offering.  We seek to assist our investee companies and their management teams in devising realistic business strategies and obtaining necessary financing.

There Is Substantial Doubt About Our Ability To Continue As A Going Concern

Our independent public accounting firm has issued an opinion on our financial statements that states that the financial statements were prepared assuming we will continue as a going concern and further states that our inability to raise equity capital, or if Concorde is unable to provide sufficient capital to the Company to sustain our operations, raises substantial doubt about our ability to continue as a going concern.  If we fail to raise equity capital or obtain sufficient funds from Concorde, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

Investors May Lose Their Entire Investment In Any Offering

Investing in the common shares of the Company is highly risky.  The Company cannot assure an investor that it will raise adequate capital.  Investors may lose all of any investment in such common shares.

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

A Failure on Our Part to Maintain Our Status as a BDC Would Significantly Reduce Our Operating Flexibility

If we do not continue to qualify as a BDC, we might be regulated as a non-BDC closed-end investment company under the Investment Company Act, which would significantly decrease our operating flexibility.

Our Ability to Grow Will Depend on Our Ability to Raise Capital

Blackhawk has raised in its three Regulation E offerings only $1,711,731, net of expenses of $221,218, in equity capital and had borrowed $255,779 from Concorde, the largest stockholder of Blackhawk of which $255,779 along with $7,391 of accrued interest was converted into 13,160,791 shares of common stock by Concorde.  On May 29, 2007, Blackhawk issued a convertible note in the principal amount of $25,500 to Concorde.  This amount was converted into shares of Common Stock in Blackhawk's second Regulation E Offering at the exchange rate of $1.00 per share (25,500 shares).  We can provide you with no assurance that we will be able to raise money in future equity offerings given difficult market conditions.  During 2009 Blackhawk was unable to sell any shares of Common Stock in its private placement offering and fourth Regulation E Offering. We will need to periodically access the equity markets to raise cash to fund new investments.  An inability to successfully access the equity markets could limit our ability to grow our business and fully execute our business strategy.  We cannot assure you that we will be able to raise adequate capital in the future.

Fluctuation in Net Asset Value (NAV) of Common Stock

Blackhawk's net asset value (NAV) of its common stock as of December 31, 2009 was ($134,496) or ($0.00414) per share.  The NAV has fluctuated over the past four (4) years and was negative at the end of 2009, 2007 and 2006.  There are material risks associated with the changes in Blackhawk's NAV and the fact that it has been negative during such periods.  These risks are: (i) Blackhawk may be insolvent or bankrupt due to negative NAV; (ii) fluctuations in NAV may not be reflected in the price of the Common Stock in the market place and the price of the Common Stock may be at a premium or discount to NAV; and (iii) when Blackhawk purchases assets in a portfolio investment, NAV may reflect this as a liability and not an asset.

Blackhawk Not Having Sufficient Funds For Expenses of Regulatory Compliance Under Investment Company Act

If Blackhawk does not raise sufficient net proceeds in its common stock offerings or operations, or is unable to borrow sufficient funds from its controlling shareholder Concorde, it may not have sufficient funds for paying for the expenses of regulatory compliance under the Investment Company Act.

Our Ability to Enter into Transactions With our Affiliates will be Restricted

We will be prohibited under the Investment Company Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board of Directors and, in some cases, the SEC.  Any person that owns, directly or indirectly, five percent (5%) or more of our outstanding voting securities will be our affiliate for purposes of the Investment Company Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Directors.  The Investment Company Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Board of Directors and, in some cases, the SEC.  If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.  Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

Concorde's Ownership of Blackhawk Common Stock; Affiliates, Conflicts of Interest

As of the date of this Form 10-K, Concorde owns 10,317,681 shares of Blackhawk Common Stock, representing 31.78% of the outstanding shares of Common Stock.  Craig A. Zabala, Chairman and President of Concorde, is also Chairman and President of Blackhawk, and controls Concorde through his 62.42% stock ownership of Concorde.  He also owns or controls 2,432,500 shares of Blackhawk Common Stock, representing 7.49% of the outstanding shares of Blackhawk Common Stock.  Concorde and Zabala may be deemed to control Blackhawk.  The Investment Company Act regulates affiliate transactions.  See "Our Ability to Enter into Transactions With Our Affiliates will be Restricted" above.  Conflicts of interest may arise between Concorde and Blackhawk for business and investment opportunities and other matters.  Any conflicts of interest will be resolved by a board committee of Blackhawk directors consisting of only independent Blackhawk directors.

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

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment.  However, certain of those investments may fail, in which case we will not receive any return on our investment.  In addition, our investments may not generate income, either in the immediate future, or at all.  As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses.  In the past, Blackhawk has borrowed money from its largest stockholder, Concorde, to fund its operating expenses and Concorde has agreed to fund operating expenses through January 1, 2011 if it has the wherewithal to fund such operations.  However, there can be no assurance that Concorde would be able to lend money to Blackhawk.  The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

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

Market Price for Common Stock

Shares of Common Stock trade very infrequently on the OTC Bulletin Board under the symbol BHCG.OB.  During the period from January 2007 to March 25, 2010, shares have traded between $.04 and $1.00, with little trading volume.  The shares do not trade frequently and there can be wide gaps in the bid and ask prices for the shares of Common Stock.  Investors should be aware of these market conditions.

Difficulty in Valuing Investments and Portfolio Performance

Valuation-Policy Guidelines

Blackhawk's Board of Directors is responsible for the valuation of Blackhawk's assets in accordance with its approved guidelines.  Blackhawk's board of directors is responsible for recommending overall valuation guidelines and the valuation of the specific investments.

There is a range of values that are reasonable for an investment at any particular time.  Fair value is generally defined as the price at which the investment in question could change hands, the "exit price," assuming that both parties to the transaction are under no unusual pressure to buy or sell and have both reasonable knowledge of all the relevant facts.

A fair value hierarchy consists of three levels that are used to prioritize inputs to fair value techniques:

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

To increase objectivity in valuing its assets, Blackhawk also intends to use external measures of value such as public markets or significant third-party transactions whenever possible.  Neither a long-term workout value nor an immediate liquidation value will be used, and no increment of value will be included for changes that may take place in the future.  Certain members of Blackhawk's Board of Directors may hold positions in some of Blackhawk's investee companies and certain members of the Board of Directors may hold offices or director positions with some of Blackhawk's investee companies.

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

The appraisal method is used to value an investment position based upon a careful analysis of the best available outside information when there is no established public or private market in the investee company's securities and it is no longer appropriate to use the cost method.  Comparisons are made using factors (such as earnings, sales or net worth) that influence the market value of similar public companies or that are used in the pricing of private transactions of comparable companies.  Major discounts, usually in percentages up to 50%, are taken when private companies are appraised by comparing private company to similar public companies.  Liquidation value may be used when an investee company is performing substantially below plan and its continuation as an operating entity is in doubt.  Under the appraisal method, the differences among companies in terms of the source and type of revenues, quality of earnings, and capital structure are carefully considered.

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

Regulations governing our operation as a BDC affect our ability to raise additional capital.

Under the provisions of the Investment Company Act, Blackhawk will be permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities.  If the value of its assets declines, Blackhawk may be unable to satisfy this test.  Then, Blackhawk may be required to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous.  Also, as a result of issuing senior securities, Blackhawk would be exposed to typical risks associated with leverage, including an increased risk of loss.  If preferred stock is issued, the preferred stock would rank "senior" to common stock, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for holders of common stock.

Blackhawk generally is not able to issue and sell common stock at a price below net asset value per share.  It may, however, sell common stock, or warrants, options or rights to acquire common stock, at a price below the then-current net asset value per share of common stock if the Board of Directors determines that such sale is in the best interests of Blackhawk and its stockholders, and stockholders approve such sale.

Regulation - BDCs

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

A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" and certain bankrupt or insolvent companies and must make available significant managerial assistance to its investee companies.  An eligible portfolio company generally is a United States company that is not an investment company (except for wholly-owned SBIC's licensed by the U.S. Small Business Administration) and (1) does not have a class of securities included in the Federal Reserve Board's over-the-counter margin list, (2) is actively controlled by the business development company and has an affiliate of the business development company on its board of directors, or (3) meets such other criteria as may be established by the SEC. Control, under the Investment Company Act, is presumed to exist where the business development company, and its affiliates or related parties, own 25% or more of the issued and outstanding voting securities of the investee.  The SEC recently adopted new rules expanding the definition of eligible portfolio company to include certain publicly traded companies.

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

As defined in the Investment Company Act, the term "majority of a registrant's issued and outstanding voting securities" means the vote of (a) 67% or more of a registrant's issued and outstanding common stock present at a meeting, if the holders of more than 50% of the issued and outstanding common stock are present or represented by proxy, or (b) more than 50% of a registrant's outstanding common stock, whichever is less.

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

Federal Income Tax Matters

The following discussion is a general summary of the material federal income tax considerations applicable to Blackhawk and to an investment in common stock.  This summary does not purport to be a complete description of the income tax considerations applicable to such an investment.  For example, it does not describe tax consequences that are assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, regulated investment companies, dealers in securities, pension plans and trusts, and financial institutions.  This summary assumes that investors hold Blackhawk common stock as capital assets (within the meaning of the Internal Revenue Code of 1986, as amended ("Code")).  The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as in effect as of March 30, 2010 and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion.  Blackhawk has not sought and will not seek any ruling from the Internal Revenue Service (the "IRS") regarding any offering.  This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax.  It does not discuss the special treatment under federal income tax laws that could result if Blackhawk invested in tax-exempt securities or certain other investment assets in which it does not currently intend to invest.

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

Employees

As of December 31, 2009, Blackhawk had two (2) employees.

Item 1B.  Unresolved Staff Comments

This Section is not applicable.

Item 2. Properties

Blackhawk subleases office space at 14 Wall Street, 11th Floor, New York NY 10005 from Concorde, an affiliate of Blackhawk.  Commencing January 1, 2009, Blackhawk is paying or accruing $4,000 to Concorde for this space.  Prior to January 1, 2009, Blackhawk did not pay Concorde for the sublease of space.  Blackhawk owes Concorde $48,000 for such rental payments as of December 31, 2009.  The sub-lease is on a month-to-month basis.

Item 3. Legal Proceedings

Blackhawk is not a party in any legal proceedings.  Blackhawk knows of no material legal proceedings pending or threatened, or judgments entered against any of its directors or officers in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2009, there were no matters submitted to stockholders for a vote.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information

The common stock of Blackhawk is not listed on any principal United States market or exchange.  It trades on the OTC Bulletin Board under the symbol "BHCG.OB."  The stock was added to the OTC Bulletin Board effective August 23, 2006.  The stock first started trading on the OTC Bulletin Board on January 24, 2007 as reported by BigCharts.com.  However, the common stock trades infrequently and sporadically and thus there is not an established public trading market for the common stock.  Listed below is the range of high and low bid quotations as reported by OTC Bulletin Board, Historical Research Reports for four quarters in 2008 and in 2009 and the first quarter of 2010 (to March 25, 2010).

	Bid
	High	Low
2010
First Quarter (through March 25, 2010)	$0.10	$0.04

2009
First Quarter	$0.35	$0.08
Second Quarter	$0.22	$0.09
Third Quarter	$0.14	$0.05
Fourth Quarter	$0.10	$0.04

2008
First Quarter	$0.36	$0.06
Second Quarter	$0.19	$0.10
Third Quarter	$0.17	$0.06
Fourth Quarter	$0.12	$0.04

Such over-the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 25, 2010, the approximate numbers of holders of the Company's common stock was eighty-seven (87) holders.

Dividends

Blackhawk has paid no cash or other dividends on its common stock and for the foreseeable future has no plans to pay cash or other dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Board of Directors and stockholders of the Company in November 2008 and December 2008, respectively, approved the Company's Stock Option Plan.  For a description of the Stock Option Plan, see Item 11 "Executive Compensation--Stock Option Plan" herein.  There are 3,000,000 shares authorized for issuance under the Stock Option Plan, and 600,000 options issued and outstanding.  On February 1, 2009, the Stock Option Committee of the Board of Directors of the Company issued to Craig A. Zabala, President and Chief Executive Officer of the Company, options to purchase 600,000 shares at an exercise price of $.40 per share.  The Options are exercisable beginning February 1, 2009 and ending February 1, 2019.  As of the date of this filing, none of these options have been exercised.

Sale of Unregistered Securities

(a)           Blackhawk did not sell any unregistered securities during 2009.

(b)           Not applicable.

(c)           Not applicable.

Item 6. Selected Financial Data

The selected financial data presented below for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 are derived from the audited financial statements of the Company.  This data is qualified in its entirety by reference to, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and related notes thereto for the years ended December 31, 2009, 2008 and 2007 (included in this Annual Report), and 2006 and 2005 (not included in this Annual Report).

BLACKHAWK CAPITAL GROUP BDC, INC.
SELECTED FINANCIAL DATA
Years Ended December 31, 2009, 2008, 2007, 2006, 2005

Year Ended
	2009	2008	2007	2006	2005
Total Investment Income	$6,101	$17,613	$3,263	$460	$1,139
Total Expenses	(992,634)	(422,702)	(407,179)	(387,707)	(46,074)
Net Investment (Loss)	(986,533)	(405,089)	(403,916)	(387,247)	(44,935)
Net Decrease in Assets Resulting from Operations	(986,472)	(411,590)	(398,703)	(387,247)	(44,935)

Per Share Data:
Loss Per Common Share, Basic and Diluted:*	(0.03038)	(0.01284)	(0.01290)	(0.01371)	(0.00220)

As of December 31
Total Assets	$402,116	$838,078	$261,023	$9,637	$83,399
Total Liabilities	536,612	$118,102	298,258	306,061	61,423
Total Net Assets (Liabilities)	(134,496)	$719,976	(37,235)	(296,424)	21,976

Other Data:
Total Return Per Share Based on Net Asset Value**	(119%)	(1,061%)	(135%)	(1,474%)	(440%)

*	Calculated based on weighted average shares outstanding.

**	Total returns for periods of less than one year are not annualized.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company's financial statements and the notes thereto.

Overview

Blackhawk is a business development company registered under the Investment Company Act formed to engage in the business of investing primarily in small to mid-sized companies.  The Company also offers managerial assistance to developing companies.

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

Portfolio and Investment Activity

On January 12, 2009, Blackhawk entered into a Voting Capital Interests Purchase Agreement ("Purchase Agreement") with MacroMarkets LLC, a Delaware limited liability company ("MacroMarkets"), its first portfolio investment.  Pursuant to the Purchase Agreement, Blackhawk purchased a five percent (5%) membership interest in MacroMarkets for $250,000 and Craig A. Zabala, Chairman and President of Blackhawk, was appointed a non-voting board member of MacroMarkets.  The Purchase Agreement contains standard representations, warranties and indemnification provisions.  The transaction closed on January 12, 2009. Blackhawk used funds from working capital to make the equity investment.

Results of Operations

Investment Income

For the year ended December 31, 2009, interest income decreased to $6,101 from $17,613 for the year ended December 31, 2008 due to a reduced amount of interest bearing securities owned by Blackhawk in 2009.

For the year end December 31, 2008, interest income increased to $17,613 from $3,263 for the year ended December 31, 2007.  The increase was primarily attributable to higher balances of interest bearing securities.

General and Administrative Expenses

For the year ended December 31, 2009, expenses increased to $992,634 from $422,702 for the year ended December 31, 2008.  The increase was primarily attributable to an increase in professional fees and compensation expense.

For the year end December 31, 2008, expenses increased to $422,702 from $407,179 for the year ended December 31, 2007.  The increase was primarily attributable to an increase in professional fees and advisory fees mitigate by a reduction in interest expense.

Liquidity and Capital Resources

From inception (April 22, 2004) through December 31, 2009, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, Concorde.

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

At December 31, 2009 and 2008, Blackhawk did not have any borrowings due to Concorde.

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

Pursuant to the Company's third Regulation E Offering, which commenced on November 30, 2007, Concorde sold an aggregate of 1,298,112 shares of Common Stock, at a purchase price of $1.00 per share to nine (9) purchasers for an aggregate amount of $1,298,112 during the year ended December 31, 2008.  Selling commissions were $129,311, which were paid as follows: (i) $69,311 to Richard J. Kelly, prior selling agent; and (ii) $60,000 to John W. Loofbourrow Associates, Inc. ("JWL"), prior selling agent.  The Company retained JWL to act as placement agent to raise equity capital for the Company pursuant to an agreement dated April 9, 2008 ("JWL Agreement") which was executed on April 14, 2008.  JWL solicited interest from a limited number of potential investors who are "accredited investors" in connection with raising equity capital for the Company in its third Regulation E offering.  In return for JWL's services, the Company paid JWL a cash fee equal to ten percent (10%) of the purchase price of any securities placed by JWL. The Company does not have to reimburse JWL for its expenses.  The JWL Agreement had a term of sixty (60) days from the date that the Company's Form 1-E offering document (filed with the SEC) was available to be sent to prospective investors and contained customary indemnification and confidentiality provisions.  The JWL Agreement also provided that for a period of up to five (5) years from the termination date of the JWL Agreement, if JWL enters into a selling group in any subsequent securities offerings of the Company, then JWL shall receive additional financing fees if the Company sells securities to those investors previously introduced by JWL. The additional fees payable to JWL will be at the same rate as any underwriting or replacement fees that are listed in any Company future offering circular or prospectus. The JWL Agreement expired on June 18, 2008. The JWL Agreement was amended on June 30, 2008 ("Amendment").  The Amendment acknowledged that the JWL Agreement expired on June 18, 2008 ("Expiration Date") and that JWL is entitled to receive financing fees with respect to purchases by investors that purchased their shares after the Expiration Date, but were introduced to the Company by JWL before the Expiration Date.  In July 2008, the Company raised $600,000 and paid $60,000 in placement fees to JWL.

The net cash proceeds from the three (3) Regulation E offerings since inception have been $1,711,731 through December 31, 2008.

During the year ended December 31, 2009, the Company conducted the following offerings for the sale of its shares of Common Stock:  (a) a private placement offering under Rule 506 under Regulation D of the Securities Act to "accredited investors" and "qualified institutional buyers" or QIBs to raise a maximum of $250,000,000, and (b) a fourth offering under Regulation E under the Securities Act to raise a maximum of $5,000,000.  Due to adverse market conditions for raising equity capital, the Company did not sell any shares of Common Stock in either offering and consequently terminated each offering.

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

Blackhawk had a decrease in net assets resulting from operations for the year ended December 31, 2009 of $986,472 and total net liabilities of $134,496 as of December 31, 2009 and to date has made one investment in an eligible portfolio company, which is MacroMarkets.  Blackhawk intends to raise capital through another proposed offering and access the equity markets to raise cash to fund investments although there can be no assurance it will raise such equity capital on terms acceptable to the Company at all.  Blackhawk was unable to raise equity capital in two offerings of its Common Stock in 2009.  Since inception, Blackhawk's operations have been principally funded by three Regulation E offerings and by loans from Concorde.  Concorde has agreed to provide sufficient capital to Blackhawk to operate through January 1, 2011 if Concorde has capital to provide to or lend to Blackhawk.

Our independent public accounting firm has issued an opinion on our financial statements that states that the financial statements were prepared assuming we will continue as a going concern and further states that our inability to raise equity capital, or if Concorde is unable to provide sufficient capital to the Company to sustain our operations, raises substantial doubt about our ability to continue as a going concern.  If we fail to raise equity capital or obtain sufficient funds from Concorde, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

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

Management assessed the effectiveness of Blackhawk's internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment management believes that, as of December 31, 2009, Blackhawk's internal control over financial reporting is ineffective for two reasons:  (1) Blackhawk has a material weakness in its internal controls due to a lack of segregation of duties, and (2) Blackhawk lacks the resources to hire additional personnel to perform this function until it raises additional capital.

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

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2009, there have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.  Other Information

This Section is not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers:

Name and Address	Age	Position Held with Company
Dr. Craig A. Zabala(1)	58	President, Chief Executive
P.O. Box 377		Officer, Acting Chief
Canal Street Station		Financial Officer, Acting
New York, New York 10013		Chief Compliance Officer, Secretary, Chairman

Robert M. Fujii(2)(3)	60	Vice President
1624 Acton Street
Berkeley, California 94702

Robert J. Francis(3)	39	Director
5416 South 161st Street Omaha, NE 68135
Janet Buxman Kurihara(3)	51	Director
11007 North Cottontail Lane
Parker, Colorado 80138

Randy Tejral(3)	54	Director
6529 Pine Ridge Road
Elkhorn, Nebraska 68022

Mick Woodwards(1)(3)	51	Director
4849 Woodruff Avenue
Lakewood, California 90713

(1)	Control person as defined in Section 2(a)(1) of the Investment Company Act.

(2)	Resigned as Chief Financial Officer on March 17, 2006; assumed the position of Vice President on March 24, 2006.

(3)	Minority shareholder of The Concorde Group, Inc.

The following is a brief summary of the background of each executive officer and director:

Dr. Craig A. Zabala is Founder, Chairman, President and Chief Executive Officer of Blackhawk founded on April 22, 2004.

Dr. Zabala is also Managing Director of 787 Capital Group LLC, a financial services company, since February 1, 2010; Founder, Chairman, President and Chief Executive Officer of The Concorde Group, Inc., a financial services holding company, since February 1998; Chairman, President and Chief Executive Officer of Concorde Europe Inc. founded September 12, 2002; Chairman, President and Chief Executive Officer of Concorde Europe, Ltd., a company formed under the Laws of Wales and England, founded April 18, 2001; Founder, Chairman, President and Chief Executive Officer of DBL Holdings, LLC (d/b/a Drexel Burnham Lambert) founded May 9, 2000.  Since June 15, 2007, Dr. Zabala has been a Registered Representative at Torsiello Securities, Inc., New York, New York.  Torsiello Securities is a Financial Industry Regulatory Authority ("FINRA") member broker dealer.

From 1998 to 2002, he was a Scholar in Residence and Visiting Lecturer at the Zicklin School of Business and the Department of Finance, Graduate School, Baruch College, City University of New York, where he taught an MBA course on Entrepreneurial Strategy and a course on Special Topics in Investment Banking for the M.S. degree in Finance.  Additionally, Dr. Zabala was on the editorial board of Global Focus, an academic journal on international business, economics, and social policy at the Zicklin School of Business.

From 2002 to 2003, he was a Registered Representative and an Investment Advisor with Brean Murray & Co., Inc., in New York City.  From 1999 to 2001, Dr. Zabala was Senior Vice President of Merchant Banking and Investment Advisor with Trautman, Wasserman & Company, a merchant bank and broker dealer in New York City under a joint venture with Concorde.  Prior to this, from 1997 to 1998, Dr. Zabala was Vice President and Investment Advisor, Private Client Group, Merrill Lynch & Co., New York City.  From 1996 to 1997, Dr. Zabala was an investment banker at Baird Patrick & Company, Inc., New York City.  Prior to this, from 1994 to 1995, Dr. Zabala was an Acting Chief Financial Officer and Investment Banker at Gilman Securities, Inc., in New York City.  From 1992 through April 1996, Dr. Zabala was Vice Chairman of the Board of Directors of Gold Reservations of America, Inc., Sherman Oaks, California.

From 1991 to 1993, Dr. Zabala was a Visiting Scholar and Visiting Lecturer, teaching the following courses, Entrepreneurship, Venture Capital and Applied Finance, at the Walter A. Haas School of Business, University of California at Berkeley.  From 1990 to 1991, he was a Visiting Fellow at the School of Industrial and Business Studies, University of Warwick, Coventry, England.  From 1989 to 1990, he was a Vice President of Corporate Finance at D.H. Blair and Company.  From 1986 to 1990, he served as Assistant Professor of Management at the School of Management, Rensselaer Polytechnic Institute, in Troy, New York.

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

Dr. Zabala received his A.B., magna cum laude, Pi Gamma Mu and Phi Beta Kappa, in 1974, and Chancellor Fellow conferred by the Graduate Division (1974 to 1983) leading to the M.A. in 1977 and Ph.D. in 1983 from the University of California, Los Angeles, and was also a Postdoctoral Scholar in 1986 at the University of California, Los Angeles.  He also pursued post-graduate studies in production theory and econometrics in the Department of Economics, The George Washington University, Washington, D.C., from 1980 to 1984.  he is currently completing a MSc degree in finance with focus on globalization at the Center for Financial and Management Studies, School of Oriental and African Studies, University of London, United Kingdom.

Dr. Zabala holds the General Securities Registered Representative (Series 7), Uniform State Securities Agent (Series 63), Investment Advisor Representative (Series 65), and Investment Banking Representative (Series 79) securities licenses.

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

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and by acting pursuant to unanimous written consent without a meeting.  From January 1, 2009 to December 31, 2009, the Board of Directors held four (4) meetings in person or by teleconference.  During 2009, the Board of Directors also acted by unanimous written consent nine (9) times.

Blackhawk has a Stock Option Committee but does not have any other board committees, including an audit committee.  Blackhawk's Stock Option Committee was formed in January 2009 and consists of Robert J. Francis and Janet Buxman Kurihara.  The Stock Option Committee administers the Company's Stock Option Plan.  The Stock Option Committee acted by unanimous written consent one (1) time.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of filings with the SEC, we believe that all our directors, executive officers and 10% beneficial owners complied during fiscal 2009 with the reporting requirements of Section 16(a) of the Exchange Act.

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

We have been advised that it is the position of the SEC that insofar as the indemnification provisions referenced above may be invoked to disclaim liability for damages arising under the Securities Act, these provisions are against public policy as expressed in the Securities Act and are, therefore, unenforceable.

Code of Ethics

Blackhawk has adopted a Code of Ethics under Rule 17j-1 of the Investment Company Act that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  For purposes of this item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

▪	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

▪	full, fair, accurate, timely, and understandable disclosure in reports and documents that Blackhawk files with, or submits to, the SEC and in other public communications made by the issuer;

▪	compliance with applicable governmental laws, rules and regulations;

▪	the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

▪	accountability for adherence to the code.

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

Blackhawk hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics.  Such request may be made in writing to the Chairman of the Board of Directors at Blackhawk Capital Group BDC, Inc., 880 Third Avenue, 12th Floor, New York, NY  10022.

Item 11. Executive Compensation

Except as set forth herein with respect to the Zabala Employment Agreement, since its inception (April 2004), Blackhawk has not paid any compensation to its executive officers or directors, except to Brad Silver, a former officer and director of Blackhawk who resigned on December 8, 2005, was paid $12,000 in consulting fees to assist Blackhawk in extraordinary administration duties during fiscal year 2005.  Other than its Stock Option Plan described herein, Blackhawk does not presently have and never has had any stock option plans, equity incentive or award plans, pension or retirement plans, non-qualified deferred compensation plans, director compensation plans, or any other similar plan.

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

Compensation Discussion and Analysis

The Company's principal executive officer is Craig A. Zabala, who serves as President, CEO and Acting Chief Financial Officer and Acting Chief Compliance Officer.

The Company does not have a Compensation Committee or similar committee.  The determination of Mr. Zabala's compensation is made by the Board of Directors and pursuant to his employment agreement.  See "Zabala Employment Agreement" herein.

Introduction

This Compensation Discussion and Analysis is designed to provide shareholders with an understanding of the Company's compensation philosophy and objectives and the analysis that we performed in setting executive compensation.  It discusses the Board's compensation actions with respect to Dr. Zabala, the only salaried employee of the Company.

Objectives

For the Company's success and enhancement of long-term stockholder value, the Company depends on the management and abilities of its President.  The Board's compensation objectives are to provide an important oversight function of compensation and appropriate levels of compensation, reward above average performance, recognize individual initiative and achievement, assist the Company in attracting and retaining qualified management to contribute to its success and motivate the President to enhance stockholder value.

Key Elements of Compensation

•
Base Salary - Base salaries should meet the objectives of attracting and retaining executive officers needed to successfully manage the Company's business.  Actual individual salary amounts are not determined by formulas, but instead reflect the Board's judgment with respect to responsibility, performance, experience, historical compensation, equitable considerations and other factors, including any retention concerns.  The Company set Dr. Zabala's base salary in his employment agreement at a low level with increases based upon his success in raising equity capital for the Company.

•
Bonus - The Company may pay annual bonuses to executive officers to motivate them to achieve the Company principal business and investment goals and to bring total compensation to competitive levels.  The bonus is based on a qualitative consideration of individual and company performance.  The Board considers a variety of factors in establishing bonuses, including performance, exceeding budgets, peer review and commitment to the Company.  The bonus for Dr. Zabala in his employment agreement is also based upon a closing of an equity raise.

•
Common Stock - We believe that equity ownership by management aligns management's interests with increasing stockholder value.  The Company has a stock option plan adopted in 2009 pursuant to which executives are awarded stock options.  Dr. Zabala was awarded options to purchase 600,000 shares at $.40 per share pursuant to his employment agreement.

Compensation Determinations

Salary and Bonus

The Board determined that the salary accrued to the President during the 2009 fiscal year was at a level that was in the best interests of shareholders.  In making its determination, the Board considered whether the salary payable to Dr. Zabala by the Company pursuant to his employment agreement was consistent with the compensation philosophies described above.

Establishing Compensation Levels

When making compensation decisions for executive officers, the Board of Directors takes many factors into account, including the individual's role and responsibilities, performance, tenure, and experience; the overall performance of the Company; the recommendations of the Board; the individual's historical compensation; and comparison to other executive officers of the Company.  The Company does not utilize any benchmarking or performance targets to set its compensation levels.

The Board considers:  (a) responsibilities and duties of the President set forth in his employment agreement; (b) President's success in raising equity capital, identifying investments and closing on investments; (c) work with SEC filings; (d) the fact that the President performs all management functions for the Company; (e) compensation in relation to the size of the Company and its investments and their performance; (f) the performance of the Company's assets; and (g) the assets, liabilities and financial performance of the Company.

Evaluating Performance

The Board evaluates the performance of the President on an annual basis.  The Board also seeks the input of the President in connection with his performance evaluation; however, the President is not present when the Board meets to evaluate his performance and determine his compensation.

CEO Performance

The Board of Directors uses discretion in its evaluation of individual performance and considers the following factors, among others, in approving any bonus to the President: the President's management, raising of equity or debt capital for the Company strategic planning, business development and investment returns.

Change of Control and Termination Benefits

The Company has an employment agreement with Dr. Zabala which provides for termination benefits.  See "Zabala Employment Agreement" below.

Profit Sharing Plan

The Company does not have a profit sharing plan.

Conclusion

The Board of Directors recognizes the important contributions Dr. Zabala has made to the Company in 2009 -- principally, his efforts trying to raise equity capital for the Company through private placements and a Regulation E Offering, closing the MacroMarkets investment (the Company's first investment) and looking for other investments for the Company, establishing relationships with placement agents and investment bankers, working with  the Company's investment adviser and managing the operations of the Company.

The Company's compensation philosophy is to incentivize its management and reward them for performance linked to long-term shareholder value.  Based upon these factors, the Board of Directors reviewed Dr. Zabala's employment agreement and determined he was not entitled to an increased salary (above $60,000 per annum) and a bonus principally because no equity offering was closed in 2009.

By the Board of Directors of Blackhawk Capital Group BDC, Inc.

Craig A. Zabala	Janet Buxman Kurihara	Mick Woodwards
Randy Tejral	Robert J. Francis

Summary Compensation Table

The following table sets forth information with respect to the compensation paid, earned and accrued for the 2009, 2008 and 2007 fiscal years to each named executive officer, and to each officer of the Company with aggregate compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
Craig A. Zabala, President, CEO, Acting Chief Financial Officer and Compliance Officer and Director	2009	$60,000	$0	$0	$60,000
	2008	$0	$0	$0	$0
	2007	$0	$0	$0	$0

Stock Option Plan

2009 Grants of Plan-Based Awards

The following table sets forth certain information with respect to each grant of an award made to a named executive officer in 2009 under our stock option plan.

Name	Grant Date	All Other Stock Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Craig A. Zabala	2/1/2009	600,000	$.40	$132,000

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Unearned Options: # Exercisable	Number of Securities Underlying Unexercised Unearned Options: # Unexercisable	Option Exercise Price ($)	Option Expiration Date
Craig A. Zabala	600,000	0	$.40	2/1/2019

Option Exercises and Stock Vested

No options were exercised in 2009 and no stock awards were made in 2009.

Pension Benefits

The Company does not provide any tax-qualified defined benefit plan or supplemental executive retirement plan, or similar plan that provides for specified retirement payments or benefits.

Employment Agreements

We have no employment agreements other than the Zabala Employment Agreement.

Zabala Employment Agreement

General.  On January 30, 2009, we entered into an employment agreement with Zabala.  Up to this point, Zabala had not received any kind of compensation for the leadership, management and hard work that he provided to the Company.

For the past five years, in addition to his responsibilities for the Company as its founder, Chairman, President and Chief Executive Officer and acting Chief Financial Officer and Chief Compliance Officer, Zabala has been the founder, Chairman, President, and Chief Executive Officer of Concorde, Chairman, President, and Chief Executive Officer of Concorde Europe Inc., Chairman, President, and Chief Executive Officer of Concorde Europe, Ltd., a company formed under the laws of Wales and England, and founder, Chairman, President and Chief Executive Officer of DBL Holdings, LLC (dba Drexel Burnham Lambert).  Zabala is 58 years old. Concorde owns 10,317,681 shares of Company common stock, representing 31.78% of the outstanding shares of Common Stock.  Zabala controls Concorde through his 62.42% stock ownership of Concorde.  He also owns or controls 2,432,500 shares of Company common stock, representing 7.49% of the outstanding shares of the common stock.  Concorde and Zabala may be deemed to control the Company.

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

Compensation.  Zabala receives a base annual salary of $60,000 under the Employment Agreement.  Each year, the Board of Directors may increase the base salary in its discretion.  In the event that the Company sells a minimum of $3,000,000 of shares of its common stock in its current private placement offering ("Offering") under Rule 506 under Regulation D under the Securities Act, the Company shall increase Zabala's base salary to $250,000 and pay him a $50,000 bonus (which bonus may be increased proportionately if the Company raises more than $3,000,000 in the Offering but the amount of the bonus shall not be greater than $100,000).  If the minimum amount is not raised in the Offering, Zabala's base salary remains at $60,000.

As of December 31, 2009, the Company owes Zabala $60,000 in accrued and unpaid salary under the terms of the Employment Agreement.  The Company was unable to pay Zabala's salary payments during 2009.

Pursuant to the Employment Agreement, Zabala is entitled to be granted 600,000 options to purchase shares of Common Stock at an exercise price of fair market value per share on date of grant as determined by the Board of Directors pursuant to the requirements of the Company's Stock Option Plan.  The terms of the options granted to Zabala are described above.

Termination.  The Employment Agreement terminates upon the earliest to occur of (i) Zabala's death or disability; (ii) cause or non-cause termination of Zabala by the Company; (iii) a termination by Zabala for "good reason" or Zabala resigns from the Company without "good reason;" or (iv) Zabala is replaced as President and Chief Executive Officer of the Company (except if another executive is hired as President and Chief Operating Officer).

If Zabala is terminated without cause, or if he resigns for "good reason," he would receive accrued salary and bonuses, if any, to the end of the employment term.  In addition, if Zabala is terminated without cause or if he resigns for "good reason," the Company must pay to Concorde rental payments of $4,000 per month from April 2004 until the month Zabala is terminated without cause or resigns for "good reason."  If he is terminated for cause, he is not entitled to any rights or compensation under the Employment Agreement, provided that the Company must make the $4,000 monthly rental payment to its affiliate Concorde described in the preceding sentence.  If Zabala is terminated in the event of death or disability, or he resigns without "good reason," he shall only be entitled to receive accrued and unpaid base salary and benefits through the date of his employment termination.  If the Company hires a replacement for Zabala who does not serve as President and Chief Operating Officer, but serves as Chief Executive Officer, Zabala would be entitled to the benefits above for a non-cause termination.

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

No Awards under the Company’s Stock Option Plan (other than the Award to Zabala) were made in 2009 or have been granted to any other officer, director, nominee for election as a director, associate of any director, executive officer or nominee, or to any employee of the Company.

Compensation Committee Interlock and Insider Participation

The Company does not have a compensation committee.  During the 2009 fiscal year, the Board of Directors did not hold any meetings to discuss executive officer compensation.  Thus, no officer of the Company participated in deliberations of the Board of Directors concerning executive officer compensation.  In addition, no executive officer of the Company served as a director or member of the compensation committee of any other entity.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Class
Dr. Craig A. Zabala
P.O. Box 377
Canal Street Station
New York, New York 10013	2,432,500	(1)(2)	7.36%

The Concorde Group, Inc.
400 Park Avenue, 14th Floor
New York, New York 10022	10,317,681	(3)	31.78%

Robert M. Fujii(4)
1624 Acton Street
Berkeley, California 94702	500,000		1.54%

Robert J. Francis(4) 5416 South 161st Street Omaha, Nebraska 68135	0		0%

Janet Buxman Kurihara(4)
11007 North Cottontail Lane
Parker, Colorado 80138	0		0%

Randy Tejral(4) 6529 Pine Ridge Road Elkhorn, Nebraska 68022	0		0%

Mick Woodwards(4)
4849 Woodruff Avenue Lakewood, California 90713	1,320,269		4.07%

Doreen McCarthy(5) 426 Broome Street New York, NY 10013	2,245,000		6.91%

All Executive Officers and
Directors as a Group (6 Persons)	4,252,769		12.86%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Concorde owns 10,317,681 shares of Blackhawk Common Stock, representing 31.78% of the outstanding shares of Common Stock.  Craig A. Zabala, Chairman and President of Concorde, is also Chairman and President of Blackhawk, and controls Concorde through his 62.42% stock ownership of Concorde.  He also owns or controls 2,432,500 shares of Blackhawk Common Stock, representing 7.36% of the outstanding shares of Blackhawk Common Stock.  Concorde and Zabala may be deemed to control Blackhawk.

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

At December 31, 2009 and 2008, Blackhawk had no outstanding borrowings due to Concorde.

Blackhawk paid a consulting fee of $12,000 to a former vice president and stockholder of the Company during the year ended December 31, 2005.

The Company shares office space and other administrative functions with Concorde at $4,000 per month commencing January 1, 2009.  Prior to January 1, 2009, the Company did not pay rent to Concorde for this sublease of space and services.  As of December 31, 2009, Blackhawk owed Concorde $48,000 under such arrangement.

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

See discussion above in Item 11. Executive Compensation regarding the Zabala Employment Agreement.  Mr. Zabala is a control person of Concorde, Blackhawk’s largest shareholder.

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

Director Independence

The Board of Directors has determined that all of the directors except Craig A. Zabala and Mick Woodwards are "independent" under NASDAQ Corporate Governance Listing Standards, as well as in the assessment of the Board of Directors.  The Board of Directors based this determination on a review of the responses of the directors and executive officers to oral questions regarding employment and compensation history, Company stock ownership, affiliations and family and other relationships and on discussions with directors.  Blackhawk does not have any audit, compensation, nominating or governance committee of the Board of Directors.

Item 14. Principal Accountant Fees and Services

1.	AUDIT FEES

The aggregate fees expected to be billed by Eisner LLP, our independent registered public accounting firm, for professional services rendered for the audit and quarterly reviews of our financial statements for fiscal years 2009, 2008, 2007 and 2006 were $115,000, $113,000, $61,219 and $14,223, respectively.

The aggregate fees billed by Paritz & Company, P.A. for professional services rendered for the audit of our financial statements for fiscal year 2005 were $3,915.

2.	AUDIT-RELATED FEES

The aggregate fees billed during the period of December 31, 2009 and December 31, 2008 for assurance and related services by Eisner LLP that are reasonably related to the performance of the audit or review of Blackhawk's financial statements was $0.

The aggregate fees billed during the year ended December 31, 2005 for assurance and related services by Paritz & Company, P.A. that are reasonably related to the performance of the audit or review of Blackhawk's financial statements was $0.

3.	TAX FEES

The aggregate fees billed for the period ended December 31, 2009 and December 31, 2008 for professional services rendered by Eisner LLP for tax compliance, tax advice and tax planning was $0.

The aggregate fees billed for the year ended December 31, 2005 for professional services rendered by Paritz & Company, P.A. for tax compliance, tax advice, and tax planning was $0.

4.	ALL OTHER FEES

The aggregate fees billed for the year ended December 31, 2009 and December 31, 2008 by Eisner LLP other than services reported above was $0.

The aggregate fees billed for the fiscal year ended December 31, 2005 for products and services provided by Paritz & Company, P.A., other than the services reported above was $0.

5.	PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountants are engaged by Blackhawk to render audit or non-audit services, the engagement is nominated and approved by Blackhawk's board of directors.

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits

10.18	Amendment dated December 14, 2009 to Private Placement Agreement dated August 21, 2009 between Registrant and Growthink Securities, Inc.

10.19	Amendment dated December 15, 2009 to Private Placement Agreement dated August 3, 2009 between Registrant and Bentley Securities Corporation

10.20	Amendment dated December 15, 2009 to Private Placement Agreement dated July 20, 2009 between Registrant and Direct Access Partners, LLC

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKHAWK CAPITAL GROUP BDC, INC. (Registrant)

Dated: March 30, 2010	BY:	/s/ Craig A. Zabala
Craig A. Zabala
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig A. Zabala	/s/ Robert M. Fujii
Craig A. Zabala	Robert M. Fujii
Chairman, President and Chief Executive Officer	Vice President

Dated: March 26, 2010	Dated: March 26, 2010

/s/ Craig A. Zabala	/s/ Robert J. Francis
Craig A. Zabala	Robert J. Francis
Acting Chief Financial Officer Principal Accounting Officer	Director

Dated: March 26, 2010	Dated: March 26, 2010

/s/ Janet Buxman Kurihara	/s/ Randy Tejral
Janet Buxman Kurihara	Randy Tejral
Director	Director

Dated: March 26, 2010	Dated: March 26, 2010

/s/ Mick Woodwards
Mick Woodwards
Director

Dated: March 26, 2010

BLACKHAWK CAPITAL GROUP BDC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Blackhawk Capital Group BDC, Inc.

We have audited the accompanying statements of assets and liabilities of Blackhawk Capital Group BDC, Inc. (the "Company") as of December 31, 2009 and 2008, including the schedule of investments as of December 31, 2009, and the related statements of operations, changes in net assets, stockholders' equity (capital deficit), and cash flows for each of the years in the three-year period ended December 31, 2009 and the financial highlights for each of the years in the four-year period ended December 31, 2009.  These financial statements and financial highlights are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Blackhawk Capital Group BDC, Inc. as of December 31, 2009 and 2008, the results of its operations, the changes in its net assets, and its cash flows for each of the years in the three-year period ended December 31, 2009 and the financial highlights for each of the years in the four-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has liabilities in excess of assets at December 31, 2009 and may not be able to fund operating expenses without additional capital and/or loans.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eisner LLP
New York, New York
March 30, 2010

Paritz	& Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Blackhawk Capital Group BDC Inc.
New York, New York

We have audited the accompanying statements of operations, changes in net assets, stockholders’ equity and cash flows of Blackhawk Capital Group BDC Inc. for the year ended December 31, 2005 (which statements are not presented herein) and the financial highlights for the year then ended.  These financial statements and financial highlights are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, Blackhawk Capital Group BDC Inc.’s results of operations, and its cash flows, changes in stockholders’ equity and the changes in its net assets for the year ended December 31, 2005 and its financial highlights for the year then ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.

Hackensack, New Jersey
March 27, 2006

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF ASSETS AND LIABILITIES

	------ December 31, -----
	2009	2008
ASSETS
Investments at fair value (cost $326,350 and $654,025)	$325,123	$652,737
Cash and cash equivalents	59,715	172,797
Prepaid expenses	17,278	12,544
TOTAL ASSETS	$402,116	$838,078

LIABILITIES
Accrued expenses	$536,612	$118,102
TOTAL LIABILITIES	536,612	118,102

NET (LIABILITIES) ASSETS
Common stock, par value $.00001 per share
1,000,000,000 shares authorized,
32,467,484 shares issued and outstanding in 2009, 2008, respectively	325	325
Additional paid-in capital	2,106,641	1,974,641
Accumulated net investment loss	(2,240,235)	(1,253,702)
Net unrealized loss on investment	(1,227)	(1,288)
TOTAL NET (LIABILITIES) ASSETS	(134,496)	719,976

TOTAL LIABILITIES AND NET(LIABILITIES) ASSETS	$402,116	$838,078

NET (LIABILITY) ASSET VALUE PER COMMON SHARE	$(0.00414)	$0.02218

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	PRINCIPAL AMOUNT/ NUMBER OF UNITS	COST	FAIR VALUE	% OF TOTAL ASSETS
MacroMarkets LLC	Capital Interest	1/21/09	624,432	$250,000	$250,000	62.17
Caterpillar Fin. 4.15% due 1/15/10	Notes	10/13/09	$25,000	25,495	25,024	6.22
Citigroup 4.125% due 2/22/10	Notes	10/13/09	$25,000	25,421	25,100	6.24
Protective Life 4.05% due 1/15/10	Notes	10/13/09	$25,000	25,434	24,999	6.22
				$326,350	$325,123

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
INVESTMENT INCOME:
Interest income	$6,101	$17,613	$3,263
Total Investment Income	6,101	17,613	3,263

EXPENSES:
Compensation	232,222	-	-
Professional fees	607,540	380,835	366,147
Advisory fee	16,738	11,301	3,117
Consulting fees	25,000	-	-
Rent-related party	48,000	-	-
Filing fees	22,543	8,726	8,767
Insurance	34,292	20,851	21,053
Interest expense to affiliate	-	-	3,266
Other	6,299	989	4,829

TOTAL EXPENSES	992,634	422,702	407,179

NET INVESTMENT LOSS	(986,533)	(405,089)	(403,916)

UNREALIZED GAIN (LOSS) ON INVESTMENTS	61	(6,501)	5,213
NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(986,472)	$(411,590)	$(398,703)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03038)	$(0.01284)	$(0.01290)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	32,467,484	32,067,532	30,896,792

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

STATEMENTS OF CHANGES IN NET ASSETS

	--YEAR ENDED DECEMBER 31, --
	2009	2008	2007
NET DECREASE IN ASSETS FROM OPERATIONS
Net investment loss	$(986,533)	$(405,089)	$(403,916)
Unrealized gain (loss) on investments	61	(6,501)	5,213
NET DECREASE IN ASSETS
RESULTING FROM OPERATIONS	(986,472)	(411,590)	(398,703)

CAPITAL STOCK TRANSACTIONS:
Proceeds from common stock sold	-	1,298,112	525,001
Conversion of notes and advances
to affiliate into common stock	-	-	132,891
Offering costs	-	(129,311)	-
Stock based compensation	132,000	-	-

NET INCREASE IN ASSETS
FROM CAPITAL STOCK TRANSACTIONS	132,000	1,168,801	657,892

TOTAL (DECREASE) INCREASE IN NET ASSETS	(854,472)	757,211	259,189

NET ASSETS (LIABILITIES) – BEGINNING OF YEAR	719,976	(37,235)	(296,424)

NET (LIABILITIES) ASSETS – END OF YEAR	$(134,496)	$719,976	$(37,235)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
STATEMENTS OF NET (LIABILITIES) ASSETS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

		-------COMMON STOCK--------		ADDITIONAL PAID-IN	NET UNREALIZED APPRECIATION ON	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	CAPITAL	INVESTMENT	LOSS
Balance – December 31, 2006	$(296,424)	30,511,481	$305	$147,968	$-	$(444,697)

Net decrease in assets resulting from operations	(398,703)	-	-		5,213	(403,916)

Sale of stock pursuant to offering plan (at $1.00 per share)	525,001	525,000	6	524,995	-	-

Conversion of amount owed to affiliate (at $1.00 per share)	132,891	132,891	1	132,890	-	-

Balance-December 31,2007	(37,235)	31,169,372	312	805,853	5,213	(848,613)

Net decrease in assets resulting from operations	(411,590)				(6,501)	(405,089)

Sale of stock pursuant to offering plan (at $1.00 per share)	1,298,112	1,298,112	13	1,298,099	-	-

Offering costs	(129,311)	-	-	(129,311)	-	-

Balance-December 31,2008	719,976	32,467,484	325	1,974,641	(1,288)	(1,253,702)
Net decrease in assets resulting from operations	(986,472)	-	-	-	61	(986,533)

Stock-based compensation	132,000	-	-	132,000	-	-

Balance - December 31, 2009	$(134,496)	32,467,484	$325	$2,106,641	$(1,227)	$(2,240,235)

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net decrease in assets resulting from operations	$(986,472)	$(411,590)	$(398,703)
Adjustments to reconcile net decrease in assets to net cash used in operating and investing activities:
Unrealized (gain) loss on investments	(61)	6,501	(5,213)
Stock Based Compensation	132,000
Change in:
Increase (decrease) in accrued expenses	418,510	(180,156)	104,323
(Decrease) increase in prepaid expenses	(4,734)	(4,000)	455
Purchase of Investments	(326,350)	(2,379,209)	(391,226)
Proceeds from sale and redemption of investments	654,025	1,968,000	151,676
NET CASH USED IN
OPERATING AND INVESTING ACTIVITIES	(113,082)	(1,000,454)	(538,688)
CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	-	(129,311)	-
Proceeds from the issuance of stock	-	1,298,112	525,001
Advance from affiliated company	-	-	17,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,168,801	542,501

NET (DECREASE) INCREASE IN CASH	(113,082)	168,347	3,813

CASH AND EQUIVALENTS – BEGINNING OF YEAR	172,797	4,450	637

CASH AND EQUIVALENTS – END OF YEAR	$59,715	$172,797	$4,450
Non-cash financing activities:
Conversion of amount due affiliated company into Common stock	$-	$-	$132,891

See notes to financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

1.SIGNIFICANT ACCOUNTING POLICIES

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

Basis of presentation

The financial statements have been prepared in accordance with the presentation requirements of the FASB Accounting Standards codification Topic 946, Financial Services - Investment Companies and pursuant to the requirements for reporting on Form 10-K and Regulation S-X.

The Company had a decrease in net assets resulting from operations for the year ended December 31, 2009 of $986,472 and total net liabilities of $134,496 as of December 31, 2009.  Since inception, the Company's operations have been principally funded by Regulation E offerings and The Concorde Group, Inc. ("Concorde"), a corporation controlled by the founder and an affiliate of the Company.  The Company is currently trying to raise equity capital, although there can be no assurance such offering will be successful.  To the extent that current resources are not sufficient for the Company to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to the Company to subsidize operational expenses to operate through January 1, 2011 to the extent that Concorde has such capital available and may lend it to Blackhawk.  If the Company is unable to raise equity capital or if Concorde is unable to provide sufficient capital to the Company to fund its operational expenses, it would have an adverse impact on liquidity and operations.  Such uncertainty raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amount and the tax basis of assets and liabilities.  The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it is not more likely than not that such assets will be realized.

As of December 31, 2009, net deferred tax assets aggregated approximately $958,000, which was fully reserved based on the likelihood of realization.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of December 31, 2009 and December 31, 2008, the Company has not recorded any unrecognized tax benefits.  The Company's policy is to recognize accrued interest and penalties in general and administrative expense.

The tax years 2006 through 2009 remain open to examination by the major tax jurisdictions to which the Company is subject.

Revenue recognition

•	Unrealized gain and losses resulting from the change in the valuation of investments are reflected in the statements of operations.

•	Interest income is recorded on the accrual basis.

•	Realized gains or losses on investments are recorded on a trade date basis using the specific identification method.

Investments

The Company's investments are carried at fair value.

Net loss per common share

Basic earnings (loss) per share is computed solely on the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects all potential dilution of common stock as applicable.

The following table provides Basic and diluted earnings (loss) per share for the years ended December 31, 2009 and 2008 and 2007:

	Net Loss	Weighted Average Shares	Basic and Diluted Loss Per share
Year Ended December 31, 2009
	$(986,472)	32,467,484	$(0.03038)

	Net Loss	Weighted Average Shares	Basic and Diluted Loss Per share
Year Ended December 31, 2008
	$(411,590)	32,067,532	$(0.01284)

	Net Loss	Weighted Average Shares	Basic and Diluted Loss Per share
Year Ended December 31, 2007
	$(398,703)	30,896,792	$(0.01290)

For the year ended December 31, 2009, 600,000 shares attributable to stock options were excluded from the calculation of diluted loss per share because the effect was anti-dilutive.  There were no potential dilutive securities outstanding in 2008 and 2007.

2.           STOCKHOLDERS’ EQUITY

During 2007, pursuant to a Regulation E Offering, the Company sold and exchanged an aggregate of 657,891 shares of common stock, $.00001 par value per share ("Common Stock"), at a purchase price of $1.00 per share.  The Company issued $525,500 shares for $525,001.  In addition, the Company issued to Concorde, an affiliate and the largest stockholder of the Company, 132,891 shares in exchange for (x) $107,391 in a convertible note (consisting of $100,000 in principal and $7,391 in accrued and unpaid interest) owed by the Company to Concorde and issued on August 1, 2006 and (y) $25,500 in a convertible note owed by the Company to Concorde and issued on May 29, 2007.  The conversion price for both of these notes was $1.00 per share of Common Stock.

During 2008, pursuant to a Regulation E Offering, the Company sold an aggregate of 1,298,112 shares of Common Stock, at a purchase price of $1.00 per share for aggregate proceeds of $1,168,801, net of expense of $129,311.

During 2009, the Company did not sell any shares of its Common Stock or any other equity security.

3.           INCOME TAXES

The net deferred tax asset in the accompanying table include the following amounts of deferred tax assets and liabilities:

Deferred Tax Assets	2009	2008
Capitalized Startup Costs	$594,000	$564,000
Net Operating Loss	364,000	-
	958,000	564,000
Valuation Allowance	(958,000)	(564,000)
Net Deferred Tax Asset	$-	$-

The deferred tax assets represent the benefit of its capitalized startup costs and the net operating loss carry forward.  The net operating loss will expire by 2029.  The Company has provided a full valuation allowance for such deferred tax assets based on the likelihood of realization.

The difference between the statutory tax rate of 34% and the company's effective tax rate is due to the increase in the valuation allowance of $394,000 (2009), $182,000 (2008), and $182,000 (2007) and certain expenses not deductible for tax purposes.

4.           FAIR VALUE MEASUREMENT

The Company carries its investments at fair value.  Fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date).  Fair value measurements are not adjusted for transaction costs.  A fair value hierarchy consists of three levels that are used to prioritize inputs to fair value techniques:

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

The values assigned to investments are based on available information and do not necessarily represent amounts that might be realized if a ready market existed and such differences could be material.  Furthermore, the ultimate realization of such amounts depends on future events and circumstances and therefore valuation estimates may differ from the values realized upon disposition of individual positions.

The carrying values and estimated fair values of the Company's financial instruments for the periods presented are as follows:

	Carrying Value	Quote Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009:
Financial Assets
Notes	$75,123		$75,123
Membership Interest in LLC	250,000		-	$250,000
Total Financial Assets	$325,123		$75,123	$250,000
December 31, 2008:
Financial Assets
Notes	$652,737	-	$652,737	-
Total Financial Assets	$652,737	-	$652,737	-

The following table presents additional information about assets measured at fair value using Level 3 inputs for the year ended December 31, 2009:

Membership Interest In LLC
Balance as of January 1, 2009	$-
Purchases	250,000
Balance as of December 31, 2009	$250,000

There was no change in the unrealized gain/(losses) in earnings of the Company's Level 3 assets still held at December 31, 2009.

In the normal course of its business, the Company’s investments may be subject to the following risks:

Market risk represents the potential loss that can be caused by increases or decreases in the fair value of investments.

Interest rate risk is the risk that the fair value or future cash flows of fixed income or rate sensitive investments will increase or decrease because of changes in interest rates.  Generally the value of fixed income securities will change inversely with changes in interest rates.  As interest rates rise, the fair value of fixed income securities tends to decrease.  Conversely, as interest rates fall, the fair value of fixed income securities tends to increase.  This risk is generally greater for long-term securities than for short-term securities.

Credit risk represents the potential loss that would occur if counterparties fail to perform pursuant to the terms of their obligations.  In addition to its investments, the Company is subject to credit risk to the extent a custodian or broker with whom it conducts business is unable to fulfill contractual obligations.

Liquidity risk is the risk that the Company will not be able to raise funds to fulfill its obligations, including inability to sell investments quickly or at close to fair value.

5.           RELATED PARTY TRANSACTIONS

At December 31, 2006, the Company owed Concorde $8,000 of outstanding non-interest bearing borrowings and a demand convertible note in the principal amount of $100,000 bearing interest at 8.25% per annum.  The note was convertible after November 1, 2006 into common stock of the Company at a price of $11.00 per share or the price per share of the Company’s next Regulation E offering.

On May 29, 2007, Blackhawk issued a convertible note in the principal amount of $25,500 to Concorde.  The note evidenced a loan from Concorde to the Company for advances of $17,500 during 2007 together with $8,000 of the advances owed to Concorde as of December 31, 2006. The advances were used to fund a portion of expenses incurred by the Company consisting of legal fees and expenses, accounting fees and expenses, general and administrative expenses. The note was repayable upon demand and did not bear interest and was convertible into shares of common stock of the Company at a conversion rate of one share of common stock per $1.00 of principal amount of note converted, the price per share in the Company's Regulation E offering.  On June 4, 2007, pursuant to the terms of the notes, Concorde converted the $125,500 principal amount of the notes plus accrued interest of $7,391 into 132,891 shares of Common Stock at $1.00 of principal amount of note converted, the price per share in the Company's Regulation E offering.

Through December 31, 2008, the Company shared office space and other administrative functions with Concorde at no charge to the Company.  Commencing January 1, 2009, Concorde charged the Company monthly rent of $4,000.  Rent expense for the year ended December 31, 2009 amounted to $48,000.

6.           INVESTMENT ADVISORY AGREEMENT; CONSULTING AGREEMENT

Pursuant to an investment advisory management agreement dated October 31, 2006, Blackhawk engaged Barak Asset Management, LLC (“Barak”), a Delaware limited liability company who is an investment adviser registered under the Investment Advisers Act of 1940 (“Advisers Act”), to serve as an investment adviser to Blackhawk and manage its portfolio of investments.  The agreement was for a one-year term and extendable for one year periods.  The agreement with Barak was extended and expires on October 31, 2010.  Any one-year extension of the Barak agreement must be approved by (a) the vote of the Company’s board of directors, or the vote of a majority of the Company’s outstanding voting securities, and (b) the vote of the majority of the Company’s independent directors.

Investment advisory fees are calculated based upon the average cash value of assets at the end of each quarter including the value of any withdrawals from the assets made during that quarter ranging from 0.50% to 1.80% of assets managed.  Fees are billed and payable quarterly (or a prorated period when applicable).

For the year ended December 31, 2009 and 2008, the Company incurred fees to Barak in the amount of $16,738 and $11,301, respectively.

7.           ACCRUED EXPENSES

Accrued expenses at December 31, 2009 and 2008 consist principally of legal fees.

8.           STOCK OPTION PLAN

In December 2008, the stockholders approved the Company's Stock Option Plan ("Stock Option Plan") which provides for 3,000,000 shares of common stock available for grant, of which 2,500,000 shall be reserved for incentive stock options, to the Company's officers, directors and key employees.  A grant must be approved by the stock option committee of the Company (“Committee”).  As of December 31, 2009, one grant has been made under the Stock Option Plan.

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

9.	STOCK-BASED COMPENSATION

The Company accounts for stock-based payments by recording stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date.

The following table summarizes activity under the Company's stock option plans for the year ended December 31, 2009:

	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	-	-
Grants	600,000	$0.40
Exercised	-	-
Forfeited	-	-
Outstanding at end of period	600,000	$0.40	9.08	-
Exercisable at end of period	600,000	$0.40	9.08	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock.  As of December 31, 2009, there were no options outstanding to purchase shares with an exercise price below the quoted price of the Company's common stock.

The fair value of stock options was determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

Year Ended December 31, 2009
Risk-free interest rate	1.88%
Expected option life in years	5
Expected stock price volatility	200%
Expected dividend yield	0%

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life was determined using the simplified method of the Company does not have sufficient historical stock option exercise experience on which to base the expected term.  Expected volatilities are based on historical volatility of the Company' common stock.  The Company has not paid any dividends in the past and does not expect to pay any in the near future.

The weighted average fair value at the date of grant for options granted during the year ended December 31, 2009 was $0.22.  The Company recorded $132,000 of compensation expense for the year ended December 31, 2009.  Estimated unrecognized stock-based compensation relating to stock options as of December 30, 2009 is $0.

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

Zabala will receive a base annual salary of $60,000 under the Employment Agreement.  Each year, the Board of Directors may increase the base salary in its discretion.  In the event that the Company sells a minimum of $3,000,000 of shares of its common stock in its current private placement offering ("Offering") under Rule 506 under Regulation D under the Securities Act of 1933, as amended (“Securities Act”), the Company shall increase Zabala's annual base salary to $250,000 and pay him a $50,000 bonus (which bonus may be increased proportionately if the Company raises more than $3,000,000 in the Offering but the amount of the bonus shall not be greater than $100,000).  If the minimum amount is not raised in the Offering, Zabala's base salary remains at $60,000.  As of December 31, 2009, the Company owed Mr. Zabala $60,000 under his Employment Agreement.

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

If Zabala is terminated without cause, or if he resigns for "good reason," he would receive accrued salary and bonuses, if any, to the end of the employment term.  In addition, if Zabala is terminated without cause or if he resigns for "good reason," the Company must pay to Concorde rental payments of $4,000 per month from April 2004 until the month Zabala is terminated without cause or resigns for "good reason."  If he is terminated for cause, he is not entitled to any rights or compensation under the Employment Agreement, provided that the Company must make the $4,000 monthly rental payment to its affiliate Concorde.  If Zabala is terminated in the event of death or disability, or he resigns without "good reason," he shall only be entitled to receive accrued and unpaid base salary and benefits through the date of his employment termination.  If the Company hires a replacement for Zabala who does not serve as President and Chief Operating Officer, but serves as Chief Executive Officer, Zabala would be entitled to the benefits above for a non-cause termination.

Stock option grant:

Pursuant to the Employment Agreement, Zabala was granted 600,000 options to purchase shares of Common Stock at an exercise price of $0.40 per share (above market value) which expires on February 1, 2019. The options were fully vested upon issuance.

Placement Agent Agreements:

The Company retained placement agents to raise equity capital in a private placement offering the ("Offering") under Rule 506 of the Securities Act pursuant to placement agent agreements with John W. Loofbourrow Associates, Inc., Direct Access Partners, LLC, Lombardi & Co., Bentley Securities Corporation and Growthink Securities, Inc., respectively, dated July 8, July 20, July 27, August 3, and August 21, 2009, respectively ("Placement Agent Agreements").  All five of these agreements contain nearly identical terms.  The Placement Agents solicited interest from a limited number of potential investors who are "qualified institutional buyers" ("QIBs") as defined under Rule 144A under the Securities Act and "accredited investors" as defined under Regulation D under the Securities Act in connection with raising equity capital in the Offering.  There was no minimum amount to be raised by the Placement Agents for the Offering and the maximum amount was $250,000,000.  In return for the Placement Agent services, Blackhawk agreed to pay a Placement Agent a five percent (5%) placement fee for securities placed.  The Placement Agent Agreements commenced on the date of the agreement or, in the case of Bentley Securities Corporation, the day immediately thereafter, and terminated on the earliest to occur of: (i) ten calendar days after written notice is given to the Company by the Placement Agent of a potential investor purchasing at least 50,000,000 shares that will close on the purchase of the shares within five calendar days of the date of such written notice; (ii) 180 calendar days from the date of the agreement or, in the case of Bentley Securities Corporation, the day immediately thereafter; (iii) the date of closing and funding by an investor of a subscription agreement for a minimum of 50,000,000 shares; or (iv) ten calendar days after written notice is given to the Placement Agent by the Company that the Offering will be closed at the sole discretion of the Company (the "Term"), provided further that with respect to Bentley Securities Corporation, its placement agent agreement also terminated upon ten (10) days written notice by either party under the agreement and such termination right is included as a new (v) within the definition of "Term."

The Placement Agent Agreements contain customary indemnification and confidentiality provisions.  With the exception of the Bentley Securities Corporation Placement Agent Agreement, the Company's indemnification obligations under each agreement is limited to $25,000.  The Placement Agent Agreements also provide that for a period of one year (two years for the agreement with Growthink Securities, Inc.) from the termination date of the Placement Agent Agreements, if a Placement Agent enters into a selling group in any subsequent securities offerings of Blackhawk, then the Placement Agent shall receive additional financing fees if Blackhawk sells securities to those investors previously introduced by the Placement Agent.  The additional fees payable to the Placement Agent will be at the same rate as any underwriting or placement fees that are listed in any Blackhawk future offering memorandum or prospectus.

On December 14, 2009, the Company determined to terminate the offerings because no shares were sold.  As a result, the Company determined to raise up to $5,000,000 (1,000,000 shares of Common Stock at an offering price of $5.00 per share) pursuant to Regulation E under the Investment Company Act and the Securities Act.

On December 14, 2009, Blackhawk entered into an amendment ("Amendment") of its Placement Agent Agreement with Growthink Securities, Inc.  On December 15, 2009, the Company entered into an Amendment of its Placement Agent Agreement with Bentley Securities Corporation and an Amendment of its Placement Agent Agreement with Direct Access Partners, LLC.  The purpose of each Amendment was to clarify, among other things, that: (a) the term "Offering" in each Placement Agent Agreement also included the Company's offering of up to 1,000,000 shares (5.00 per share) pursuant to Regulation E (the "Regulation E Offering") under the Investment Company Act and the Securities Act, and (b) that the Placement Agent receive a ten percent (10%) placement agent fee for shares sold in the Regulation E Offering.  Growthink Securities declined to participate in the Regulation E Offering.

On January 21, 2010, the Company announced that due to adverse market conditions it had not sold any shares of Common Stock in the Regulation E offering and that it was terminating its Regulation E offering.

Investment:

On January 12, 2009, Blackhawk entered into a Voting Capital Interests Purchase Agreement ("Purchase Agreement") with MacroMarkets LLC, a Delaware limited liability company ("MacroMarkets").  MacroMarkets develops financial products and new risk management tools on assets that are difficult to own and hedge.  Pursuant to the Purchase Agreement, Blackhawk purchased a five percent (5%) membership interest in MacroMarkets for $250,000 and Craig A. Zabala, Chairman and Chief Executive Officer of Blackhawk, was appointed a non-voting board member of MacroMarkets.  The Purchase Agreement contains standard representations, warranties and indemnification provisions.  The transaction closed on January 12, 2009. Blackhawk used funds from working capital to make the equity investment.

11.           FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

	YEAR ENDED DECEMBER 31,
	2009	2008	2007	2006	2005
Per Share Data:
Net asset value – beginning of period	$0.02218	$(0.00119)	$(0.00972)	$0.00093	$0.00050

Net investment loss *	(0.03039)	(0.01263)	(0.01307)	(0.01371)	(0.00220)
Issuance of common stock	-	1.00000	1.00000	0.01000	0.00417
Net realized and unrealized gain(loss)**	0.00407	(0.96400)	(0.97840)	(0.00694)	(0.00154)
Net (liability) asset value – end of period	$(0.00414)	$0.02218	$(0.00119)	$(0.00972)	$0.00093

Total return based on net asset value	(119%)	(1,061%)	(135%)	(1,474%)	(440%)

Common shares outstanding – end of period***	32,467,484	32,467,484	31,169,372	30,511,481	23,626,781
Ratio/Supplemental Data:
Net (liabilities) assets – end of period	(134,496)	$719,976	$(37,235)	$(296,424)	$21,976

Ratio of net investment loss to average net assets	(334%)	(88%)	(813%)	(3,524%)	(91%)

Ratio of operating expenses to average net assets	(336%)	91%	819%	3,528%	94%

*	Calculated based on weighted average shares outstanding during period.

**	Net realized and unrealized gain(loss), per share, which is balancing amounts necessary to reconcile the change in net asset value per share with the other per share information presented.

***	Common shares outstanding are reduced by rescinded shares.