Form 10-Q
period 2010-03-31
BLACKHAWK CAPITAL GROUP BDC INC
filed 2010-05-17
CIK 1294345

OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2011 Estimated average burden hours per response…187.50
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 814-00678

BLACKHAWK CAPITAL GROUP BDC, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	20-1031329
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

880 Third Avenue, 12th Floor, New York, NY	10022-4730
(Address of principal executive offices)	(Zip Code)

(646) 833-1030
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       ☐                                  No      ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on May 14, 2010

Common Stock, $0.00001 par value	32,467,484

SEC 1296 (12-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

INDEX

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	MARCH 31, 2010	DECEMBER 31, 2009
	(Unaudited)

ASSETS:
Investment at fair value (cost $250,000 and $326,350)	$250,000	$325,123
Cash and cash equivalents	20,824	59,715
Prepaid expenses	9,311	17,278

TOTAL ASSETS	$280,135	$402,116

LIABILITIES
Accrued expenses	$622,839	$536,612
TOTAL LIABILITIES	622,839	536,612

NET ASSETS
Common stock, par value $0.00001 per share
1,000,000,000 shares authorized,
32,467,484 shares issued and
outstanding in 2010 and 2009	325	325
Additional paid-in capital	2,106,641	2,106,641
Accumulated net investment loss	(2,449,670)	(2,240,235)
Net unrealized loss on investment	-	(1,227)
TOTAL NET LIABILITIES	(342,704)	(134,496)

TOTAL LIABILITIES AND NET LIABILITIES	$280,135	$402,116

NET LIABILITY VALUE PER COMMON SHARE	$(0.01056)	$(0.00414)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
CONDENSED SCHEDULE OF INVESTMENTS (Unaudited)
MARCH 31, 2010

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	NUMBER OF UNITS	COST	FAIR VALUE	% OF TOTAL ASSETS
MacroMarkets, LLC	Capital Interests	1/21/09	624,432	$250,000	$250,000	89.24%

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2010	2009

INVESTMENT INCOME:
Interest income	$192	$4,620
TOTAL INVESTMENT INCOME	192	4,620

EXPENSES:
Compensation	31,474	143,158
Professional fees	140,915	207,864
Advisory fees	2,654	5,321
Rent-related party	12,000	12,000
Filing fees	5,195	17,502
Insurance	8,636	4,105
Other	8,753	2,291
TOTAL EXPENSES	209,627	392,241

NET INVESTMENT LOSS	(209,435)	(387,621)

UNREALIZED GAIN ON INVESTMENTS	1,227	1,053

NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(208,208)	$(386,568)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00641)	$(0.01191)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	32,467,484	32,467,484

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

	THREE MONTHS ENDED MARCH 31, 2010	YEAR ENDED DECEMBER 31, 2009
	(Unaudited)

DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(209,435)	$(986,533)
Unrealized gain on investments	1,227	61
NET DECREASE IN ASSETS
RESULTING FROM OPERATIONS	(208,208)	(986,472)

CAPITAL STOCK TRANSACTIONS:
Stock-based compensation	-	132,000
NET INCREASE IN ASSETS FROM
CAPITAL STOCK TRANSACTIONS	-	132,000

TOTAL DECREASE IN NET ASSETS	(208,208)	(854,472)

NET (LIABILITIES) ASSETS - BEGINNING OF PERIOD	(134,496)	719,976

NET LIABILITIES - END OF PERIOD	$(342,704)	$(134,496)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

		COMMON STOCK		ADDITIONAL PAID-IN	NET UNREALIZED APPRECIATION ON	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	CAPITAL	INVESTMENT	LOSS
Balance-December 31,2008	$719,976	32,467,484	$325	$1,974,641	$(1,288)	$(1,253,702)

Net decrease in assets resulting from operations	(986,472)	-	-		61	(986,533)

Stock-based compensation	132,000			132,000

Balance-December 31, 2009 (audited)	(134,496)	32,467,484	325	2,106,641	(1,227)	(2,240,235)

Net decrease in assets resulting from operations	(208,208)	-	-	-	1,227	(209,435)

Balance-March 31, 2010 (unaudited)	$(342,704)	32,467,484	$325	$2,106,641	$-	$(2,449,670)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2010	2009
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and net decrease in assets resulting from operations	$(208,208)	$(386,568)
Adjustments to reconcile net investment loss and net decrease in assets to net cash (used in) provided by operating activities:
Unrealized gain on investments	(1,227)	(1,053)
Stock Based Compensation	-	132,000
Change in operating assets and liabilities:	-
Increase in accrued expenses	86,227	115,173
Increase in prepaid expenses	7,967	3,418
Purchase of Investments	-	(250,000)
Proceeds from sale and redemption of investments	76,350	452,711

NET CASH (USED IN) PROVIDED BY OPERATING AND INVESTING ACTIVITIES AND NET CHANGE IN CASH	(38,891)	65,681

CASH AND EQUIVALENTS – BEGINNING OF PERIOD	59,715	172,797

CASH AND EQUIVALENTS – END OF PERIOD	$20,824	$238,478

 See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010
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

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year.  The interim unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2009 financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.

The Company had a net decrease in assets resulting from operations for the three-month period ended March 31, 2010 of $208,208 and total net liabilities of $342,704 as of March 31, 2010.  Since inception, the Company’s operations have been principally funded by Regulation E offerings and The Concorde Group, Inc. (“Concorde”), a corporation controlled by the founder and an affiliate of the Company.  To the extent that current resources are not sufficient for the Company to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to the Company to subsidize operational expenses to operate through April 1, 2011 to the extent that Concorde has such capital available.  If the Company is unable to raise equity capital or if Concorde is unable to provide sufficient capital to the Company to fund its operational expenses, it would have an adverse impact on liquidity and operations.  Such uncertainty raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which expands disclosure requirements relating to fair value measurements. The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuance and settlements relating to Level 3 measurements. The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities. Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required. The Company adopted the provisions of the guidance as of March 31, 2010. Disclosures are not required for earlier periods presented for comparative purposes. The new guidance affects disclosures only and therefore, the adoption had no impact on the Company’s results of operation or financial position.

Revenue recognition

•	Unrealized gain and losses resulting from the change in the valuation of investments are reflected in the condensed statement of operations.

•	Interest income is recorded on the accrual basis.

•	Realized gains or losses on investments are recorded on a trade date basis using the specific identification method.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted principles accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates.  Significant estimates include the valuation of investments and the valuation allowance for deferred tax assets.

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

The following table provides basic and diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009:

	Net Loss	Weighted Average Shares	Basic and Diluted Loss Per Share
Three Months Ended March 31, 2010	$(208,208)	32,467,484	$(0.00641)

	Net Loss	Weighted Average Shares	Basic and Diluted Loss Per Share
Three Months Ended March 31, 2009	$(386,568)	32,467,484	$(0.01191)

There were no potential dilutive securities issued or outstanding for the three months ended March 31, 2010.  For the three months ended March 31, 2009, 600,000 shares attributable to stock options were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

2. INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amount and the tax bases of assets and liabilities.  The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.

As of March 31, 2010, net deferred tax assets aggregated approximately $1,053,000 and consist principally of net operating loss carry forwards and capitalized start up costs, which were fully reserved based on the likelihood of realization.  The net operating loss will expire by 2029.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of March 31, 2010 and December 31, 2009, the Company has not recorded any unrecognized tax benefits.  The Company's policy is to recognize interest and penalties in general and administrative expense.

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

The values assigned to investments are based on available information and do not necessarily represent amounts that might be realized if a ready market existed and such differences could be material.  Furthermore, the ultimate realization of such amounts depends on future events and circumstances and therefore valuation estimates may differ from the value realized upon disposition of individual positions.

The carrying values and estimated fair values of the Company's financial instruments for the periods presented are as follows:

	Carrying Value	Quote Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Financial Assets
Membership Interest in LLC	$250,000			$250,000
Total Financial Assets	$250,000			$250,000
December 31, 2009:
Financial Assets
Notes	$75,123	-	$75,123	$-
Membership Interest in LLC	250,000		-	250,000
Total Financial Assets	$325,123	-	$75,123	$250,000

The following table presents additional information about assets measured at fair value using Level 3 inputs for the three months ended March 31, 2010:

Membership Interest In LLC
Balance as of January 1, 2010	$250,000
Purchases	-
Balance as of March 31, 2010	$250,000

There was no change in the unrealized gain/(losses) in earnings of the Company's Level 3 assets still held at March 31, 2010.

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

4. RELATED PARTY TRANSACTIONS

The Company shares office space and other administrative functions with Concorde.  The Board voted to start paying Concorde monthly rent of $4,000 beginning January 1, 2009.  Rent incurred in each of the three months ended March 31, 2010 and 2009 amounted to $12,000.

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

For the three months ended March 31, 2010 and 2009, the Company incurred fees in the amount of $2,654 and $5,321, respectively.

6. ACCRUED EXPENSES

Accrued expenses at March 31, 2010 and December 31, 2009 consist principally of legal fees.

7. STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2010 and for the year ended December 31, 2009, the Company did not sell or issue any shares of Common Stock.

8. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2010 and 2009, and the year ended December 31, 2009.

	THREE MONTHS ENDED MARCH 31, 2010 (unaudited)	THREE MONTHS ENDED March 31, 2009 (unaudited)	YEAR ENDED DECEMBER 31, 2009

Per Share Data:
Net asset value – beginning of period	$(0.00414)	$0.02218	$0.02218
Net investment loss *	(0.00645)	(0.01194)	(0.03039)
Net realized and unrealized gain (loss)**	0.00003	0.00409	0.00407

Net asset/(liability) value – end of period	$(0.01056)	$0.01433	$(0.00414)

Total return based on net asset value ***	(155)%	(54)%	119%

Common shares outstanding – end of period	32,467,484	32,467,484	32,467,484
Ratio/Supplemental Data:
Net assets/(liabilities) – end of period	$(342,704)	$465,408	$(134,496)

Ratio of net investment loss to average net assets****	*****	(262)%	(334)%

Ratio of operating expenses to average net assets****	*****	265%	(336)%

*	Calculated based on weighted average shares outstanding during period.

**	Net realized and unrealized gain (loss), per share, which is balancing amount necessary to reconcile the change in net asset value per share with the other per share information presented.

***	Total returns for periods of less than one year not annualized.

****	Annualized for periods less than one year.

*****	The ratio was not calculated since the Company had a net liability throughout the reporting period which would not have resulted in a meaningful computation.

9. STOCK OPTION PLAN; STOCK-BASED COMPENSATION

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

The following table summarizes activity under the Company's stock option plans for the three months ended March 31, 2010:

	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding at beginning of period	600,000	$0.40
Grants
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	600,000	$0.40	8.83	$0
Exercisable at end of period	600,000	$0.40	8.83	$0

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock.  As of March 31, 2010, there were no options outstanding to purchase shares with an exercise price below the quoted price of the Company's common stock.

There were no stock options granted during the three months ended March 31, 2010.  The weighted average fair value at date of grant for options granted during the three months ended March 31, 2009 was $0.22.  The Company recorded $132,000 of compensation expense for the three months ended March 31, 2009.  Estimated unrecognized stock-based compensation relating to stock options as of March 31, 2010 is $0.

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

Zabala receives a base annual salary of $60,000 under the Employment Agreement.  Each year, the Board of Directors may increase the base salary in its discretion.  In the event that the Company sold a minimum of $3,000,000 of shares of its common stock in its 2009 private placement offering ("Offering") under Rule 506 under Regulation D under the Securities Act, the Company would have had to increase Zabala's annual base salary to $250,000 and pay him a $50,000 bonus (which bonus could have been increased proportionately if the Company raised more than $3,000,000 in the Offering but the amount of the bonus would not have been greater than $100,000).  If the minimum amount is not raised in the Offering, Zabala's base salary remains at $60,000.  The Offering was terminated on December 14, 2009 with no shares being sold and consequently Dr. Zabala was not paid any bonus and did not receive a salary increase.

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

Accounting policies

Basis of presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X.  Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year.  The interim unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2009 audited financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.

Blackhawk had a net decrease in assets resulting from operations of $208,208 for the three months ended March 31, 2010, and had total net liabilities of $342,704 at March 31, 2010 and to date has made one investment in an eligible portfolio company, MacroMarkets, LLC.  Blackhawk intends to raise capital and access the equity markets to raise cash to fund investments.  The ability of Blackhawk to raise capital in this current market environment will be very difficult.  Small business development companies similar to Blackhawk are encountering trying market conditions in attempts to raise capital.  There can be no assurance that Blackhawk will be able to raise capital.  Since inception, Blackhawk's operations have been principally funded by three Regulation E offerings and by loans from The Concorde Group, Inc. ("Concorde"), a corporation controlled by the founder and an affiliate of the Company.  To the extent that current resources are not sufficient for the Company to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to the Company to subsidize operational expenses to operate through April 1, 2011 to the extent that Concorde has such capital available.  If the Company is unable to raise capital or if Concorde is unable to provide sufficient capital to the Company to fund its operational expenses, it would have an adverse impact on liquidity and operations.  Such uncertainty raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of March 31, 2010, net deferred tax assets aggregated $1,053,000, and consist principally of net operating loss carry forwards and capitalized start up costs, which were fully reserved based on the likelihood of realization.  The net operating loss will expire by 2029.

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

Results of operations

Investment income

For the three months ended March 31, 2010, interest income decreased to $192 from $4,620 for the three months ended March 31, 2009 due to a reduced amount of interest bearing securities owned by Blackhawk.

General and administrative expenses

For the three months ended March 31, 2010 and 2009, general and administrative expenses were $209,627 and $392,241, respectively.  The decrease of $182,614 is mainly attributable to a $132,000 stock based compensation charge that only occurred in the first quarter of 2009 and a reduction in professional fees of $66,949.

Liquidity and capital resources

From inception (April 22, 2004) through March 31, 2010, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, Concorde.

The net cash proceeds from the Regulation E offerings since inception have been $1,711,731 through March 31, 2010.

Blackhawk had a net decrease in assets resulting from operations of $208,208 for the three months ended March 31, 2010, and had total net liabilities of $342,704 at March 31, 2010 and to date has made one investment in an eligible portfolio company, MacroMarkets, LLC.  Blackhawk intends to raise capital and access the equity markets to raise cash to fund investments.  The ability of Blackhawk to raise capital in this current market environment will be very difficult.  Small business development companies similar to Blackhawk are encountering trying market conditions in attempts to raise capital.  There can be no assurance that Blackhawk will be able to raise capital.  Since inception, Blackhawk's operations have been principally funded by three Regulation E offerings and by loans from Concorde.  To the extent that current resources are not sufficient for the Company to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to the Company to subsidize operational expenses to operate through April 1, 2011 to the extent that Concorde has such capital available.  Concorde currently does not have the capital to provide to Blackhawk such financial support.  If the Company is unable to raise capital or if Concorde is unable to provide sufficient capital to the Company to fund its operational expenses, it would have an adverse impact on liquidity and operations.  Such uncertainty raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in the valuation of investments.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated framework.  Based upon this evaluation, management (consisting of one individual, Dr. Craig A. Zabala) concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  This conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting are ineffective as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and continues to be ineffective as of March 31, 2010.  In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our management assessed the effectiveness of the Company's internal control over financial reporting was not effective based on management's identification of the material weaknesses as follows:  (1) Blackhawk has a material weakness in its internal controls due to a lack of segregation of duties, and (2) Blackhawk lacks the resources to hire additional personnel to perform this function until it raises additional capital.

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
Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the first quarter ended March 31, 2010.

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

BLACKHAWK CAPITAL GROUP BDC, INC.

Date: May 14, 2010	By:	/s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: May 14, 2010	By:	/s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer