Form 10-Q
period 2010-06-30
BLACKHAWK CAPITAL GROUP BDC INC
filed 2010-08-16
CIK 1294345

OMB APPROVAL
OMB Number: 3235-0070
Expires: July 31, 2011
Estimated average burden
hours per response…187.50
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve (12) month (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☒ (Do not check if a smaller reporting company) Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐                                           No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on August 12, 2010

Common Stock, $0.00001 par value	32,467,484

SEC1296(12-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

INDEX

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	JUNE 30, 2010	DECEMBER 31, 2009
	(Unaudited)

ASSETS:
Investment at fair value (cost $250,000 and $326,350)	$250,000	$325,123
Cash and cash equivalents	171	59,715
Prepaid expenses	-	17,278

TOTAL ASSETS	$250,171	$402,116

LIABILITIES
Accrued expenses	$703,414	$536,612
TOTAL LIABILITIES	703,414	536,612

NET LIABILITIES
Common stock, par value $0.00001 per share 1,000,000,000 shares authorized, 32,467,484 shares issued and outstanding in 2010 and 2009	325	325
Additional paid-in capital	2,106,641	2,106,641
Accumulated net investment loss	(2,560,209)	(2,240,235)
Net unrealized loss on investment	-	(1,227)
TOTAL NET LIABILITIES	(453,243)	(134,496)

TOTAL LIABILITIES AND NET LIABILITIES	$250,171	$402,116

NET LIABILITY VALUE PER COMMON SHARE	$(0.01396)	$(0.00414)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
CONDENSED SCHEDULE OF INVESTMENTS (Unaudited)
JUNE 30, 2010

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	NUMBER OF UNITS	COST	FAIR VALUE	% OF TOTAL ASSETS
MacroMarkets, LLC	Capital Interests	1/21/09	624,432	$250,000	$250,000	99.93%

DECEMBER 31, 2009

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	PRINCIPAL AMOUNT/ NUMBER OF UNITS	COST	FAIR VALUE	% OF TOTAL ASSETS
MacroMarkets LLC	Capital Interest	1/21/09	624,432	$250,000	$250,000	62.17
Caterpillar Fin. 4.15% due 1/15/10	Notes	10/13/09	$25,000	25,495	25,024	6.22
Citigroup 4.125% due 2/22/10	Notes	10/13/09	$25,000	25,421	25,100	6.24
Protective Life 4.05% due 1/15/10	Notes	10/13/09	$25,000	25,434	24,999	6.22
				$326,350	$325,123

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009

INVESTMENT INCOME:
Interest income	$-	$2,265	$192	$6,885
TOTAL INVESTMENT INCOME	-	2,265	192	6,885

EXPENSES:
Compensation	18,495	32,643	49,969	175,801
Professional fees	62,000	151,177	202,915	359,041
Advisory fees	2,187	4,521	4,841	9,842
Rent-related party	12,000	12,000	24,000	24,000
Filing fees	1,412	1,338	6,607	18,840
Insurance	7,849	7,855	16,485	11,960
Other	6,596	631	15,349	2,922
TOTAL EXPENSES	110,539	210,165	320,166	602,406

NET INVESTMENT LOSS	(110,539)	(207,900)	(319,974)	(595,521)
NET CHANGE IN UNREALIZED (LOSS)/GAIN ON INVESTMENTS	-	(1,970)	1,227	(917)

NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(110,539)	$(209,870)	$(318,747)	$(596,438)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00340)	$(0.00646)	$(0.00982)	$(0.01837)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	32,467,484	32,467,484	32,467,484	32,467,484

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

	SIX MONTHS ENDED JUNE 30, 2010	YEAR ENDED DECEMBER 31, 2009
	(Unaudited)

DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(319,974)	$(986,533)
Net change in unrealized gain on investments	1,227	61
NET DECREASE IN ASSETS
RESULTING FROM OPERATIONS	(318,747)	(986,472)

CAPITAL STOCK TRANSACTIONS:
Stock-based compensation	-	132,000
NET INCREASE IN ASSETS FROM
CAPITAL STOCK TRANSACTIONS	-	132,000

TOTAL DECREASE IN NET ASSETS	(318,747)	(854,472)

NET (LIABILITIES) ASSETS - BEGINNING OF PERIOD	(134,496)	719,976

NET LIABILITIES - END OF PERIOD	$(453,243)	$(134,496)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

		- - - - COMMON STOCK - - - -		ADDITIONAL PAID-IN	NET UNREALIZED APPRECIATION ON	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	CAPITAL	INVESTMENT	LOSS

Balance-December 31,2008	$719,976	32,467,484	$325	$1,974,641	$(1,288)	$(1,253,702)

Net decrease in assets resulting from operations	(986,472)	-	-	-	61	(986,533)
		-	-
Stock-based compensation	132,000			132,000	-	-

Balance-December 31, 2009	(134,496)	32,467,484	325	2,106,641	(1,227)	(2,240,235)

Net decrease in assets resulting from operations	(318,747)	-	-	-	1,227	(319,974)

Balance-June 30, 2010 (unaudited)	$(453,243)	32,467,484	$325	$2,106,641	$-	$(2,560,209)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in assets resulting from operations	$(318,747)	$(596,438)
Adjustments to reconcile net investment loss and net decrease in assets resulting from operations to net cash (used in)/ provided by operating activities:
Net change in unrealized (gain) loss on investments	(1,227)	917
Stock Based Compensation	-	132,000
Change in operating assets and liabilities:
Increase in accrued expenses	166,802	177,871
Increase in prepaid expenses	17,278	4,816
Purchase of Investments	-	(250,000)
Proceeds from sale and redemption of investments	76,350	601,512

NET CASH (USED IN)/ PROVIDED BY OPERATING ACTIVITIES AND NET CHANGE IN CASH	(59,544)	70,678

CASH AND EQUIVALENTS – BEGINNING OF PERIOD	59,715	172,797

CASH AND EQUIVALENTS – END OF PERIOD	$171	$243,475

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Business description

Blackhawk Capital Group BDC Inc. ("the Company" or “Blackhawk”) was incorporated in the State of Delaware on April 22, 2004.

On September 20, 2004, the Company filed a Form N-54A, Notification with the Securities and Exchange Commission (“SEC”) electing to become a business development company pursuant to Section 54(a) of the Investment Company Act of 1940.  As a business development company, Blackhawk is able to acquire interests in small private businesses, as well as non-dividend paying public companies.

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

The Company had  net decreases in assets resulting from operations for the three and six-month periods ended June 30, 2010 of $110,539 and $318,747, respectively, and total net liabilities of $453,243 as of June 30, 2010.  Since inception, the Company’s operations have been principally funded by Regulation E offerings and The Concorde Group, Inc. (“Concorde”), a corporation controlled by the founder and an affiliate of the Company.  To the extent that current resources are not sufficient for the Company to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to the Company to subsidize operational expenses to operate through July 1, 2011 to the extent that Concorde has such capital available.  If the Company is unable to raise equity capital or if Concorde is unable to provide sufficient capital to the Company to fund its operational expenses, it would have an adverse impact on liquidity and operations.  Such uncertainty raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

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

The following table provides basic and diluted earnings (loss) per share for the three months ended June 30, 2010 and 2009:

	Net Loss	Weighted Average Shares	Basic and Diluted Loss Per Share

Three Months Ended June 30, 2010	$(110,539)	32,467,484	$(0.00340)

	Net Loss	Weighted Average Shares	Basic and Diluted Loss Per Share

Three Months Ended June 30, 2009	$(209,870)	32,467,484	$(0.00646)

The following table provides Basic and Diluted EPS for the six months ended June 30, 2010 and 2009:

	Net Loss	Weighted Average Shares	Basic and Diluted Loss Per Share

Six Months Ended June 30, 2010	$(318,747)	32,467,484	$(0.00982)

Six Months Ended June 30, 2009	$(596,438)	32,467,484	$(0.01837)

For the three and six months ended June 30, 2010 and 2009, 600,000 shares attributable to stock options were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

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

As of June 30, 2010, net deferred tax assets aggregated approximately $1,102,000 and consist principally of net operating loss carry forwards and capitalized start up costs for tax purposes, which were fully reserved based on the likelihood of realization.  The net operating loss will expire by 2029.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 30, 2010 and December 31, 2009, the Company has not recorded any unrecognized tax benefits.  The Company's policy is to recognize interest and penalties, if any, in general and administrative expense.

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

The carrying values and estimated fair values of the Company's financial instruments for the periods presented are as follows:

	Carrying Value	Quote Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010
Financial Assets
Membership Interest in LLC	$250,000			$250,000
Total Financial Assets	$250,000			$250,000
December 31, 2009:
Financial Assets
Notes	$75,123		$75,123	$-
Membership Interest in LLC	250,000		-	250,000
Total Financial Assets	$325,123		$75,123	$250,000

The following table presents additional information about assets measured at fair value using Level 3 inputs for the three and six months ended June 30, 2010:

Membership Interest In LLC
Balance as of January 1, 2010	$250,000
Purchases	-
Balance as of June 30, 2010	$250,000

There was no change in the unrealized gain/(losses) in earnings of the Company's Level 3 assets still held at June 30, 2010.

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

4. RELATED PARTY TRANSACTIONS

The Company shares office space and other administrative functions with Concorde.  The Board voted to start paying Concorde monthly rent of $4,000 beginning January 1, 2009.  Rent incurred in each of the three and six months ended June 30, 2010 and 2009 amounted to $12,000 and $24,000, respectively.

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

Investment advisory fees are calculated based upon the average cash value of assets at the end of each quarter including the value of any withdrawals from the assets made during that quarter ranging from 0.200% to 0.875% of assets managed.  Fees are billed and payable quarterly in arrears (or a prorated period when applicable).

For the three and six months ended June 30, 2010 and 2009, the Company incurred fees in the amount of $2,187 and $4,841, respectively and $4,521 and $9,842, respectively, for the same corresponding periods in 2009.

6. ACCRUED EXPENSES

Accrued expenses at June 30, 2010 and December 31, 2009 consist principally of legal fees.

7. STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2010 and for the year ended December 31, 2009, the Company did not sell or issue any shares of Common Stock.

8. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2010 and 2009, and the year ended December 31, 2009.

	SIX MONTHS ENDED June 30, 2010 (unaudited)	SIX MONTHS ENDED June 30, 2009 (unaudited)	YEAR ENDED DECEMBER 31, 2009

Per Share Data:
Net asset value – beginning of period	$(0.00414)	$0.02218	$0.02218
Net investment loss [1]	(0.00986)	(0.01834)	(0.03039)
Net realized and unrealized gain (loss)[1]	0.00004	0.00403	0.00407

Net asset/(liability) value – end of period	$(0.01396)	$0.00787	$(0.00414)

Total return based on net asset value [2]	(237)%	(65)%	(119)%

Common shares outstanding – end of period	32,467,484	32,467,484	32,467,484
Ratio/Supplemental Data:
Net assets/(liabilities) – end of period	$(453,243)	$255,538	$(134,496)

Ratio of net investment loss to average net assets[3]	[4 ]	(248)%	(334)%

Ratio of operating expenses to average net assets[3]	[4 ]	251%	(336)%

1	Calculated based on weighted average shares outstanding during period.

2
Total returns for periods of less than one year not annualized.  The rate of return for each period was calculated by taking the difference between the ending and beginning net asset value and dividing this difference by the beginning net asset  value.

3	Annualized for periods less than one year.

4	Ratio was not presented as it is not considered meaningful because the Company had a net liability throughout the reporting period.

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

The following table summarizes activity under the Company's stock option plans for the six months ended June 30, 2010:

	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding at beginning of period	600,000	$0.40
Grants
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	600,000	$0.40	8.58	$0
Exercisable at end of period	600,000	$0.40	8.58	$0

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock.  As of June 30, 2010, there were no options outstanding to purchase shares with an exercise price below the quoted price of the Company's common stock.

There were no stock options granted during the three and six months ended June 30, 2010.  The weighted average fair value at date of grant for options granted during the three and six months ended June 30, 2009 was $0.22.  The Company recorded $132,000 of compensation expense for the three and six months ended June 30, 2009.  Estimated unrecognized stock-based compensation relating to stock options as of June 30, 2010 is $0.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of June 30, 2010, net deferred tax assets aggregated approximately $1,102,000, and consist principally of net operating loss carry forwards and capitalized start up costs which, were fully reserved based on the likelihood of realization.  The net operating loss will expire by 2029.

The Company's investments are carried at fair value.  See Note 3 to our Condensed Financial Statements for additional information with respect to investments.

Portfolio and investment activity

Blackhawk did not make any portfolio investments in 2008 or in prior years.  However, on January 12, 2009, Blackhawk entered into a Voting Capital Interests Purchase Agreement ("Purchase Agreement") with MacroMarkets LLC, a Delaware limited liability company ("MacroMarkets").  Pursuant to the Purchase Agreement, Blackhawk purchased a five percent (5%) membership interest in MacroMarkets for $250,000 and Craig A. Zabala, Chairman and President of Blackhawk, was appointed a non-voting board member of MacroMarkets.  The Purchase Agreement contains standard representations, warranties and indemnification provisions.  The transaction closed on January 12, 2009. Blackhawk used funds from working capital to make the equity investment.

Results of operations

Investment income

For the three months ended June 30, 2010 and 2009, we had $0 and $2,265 respectively, of interest income.

For the six months ended June 30, 2010 and 2009, we had $192 and $6,885, respectively, of interest income.

General and administrative expenses

For the three months ended June 30, 2010 and 2009, general and administrative expenses were $110,539 and $210,165, respectively. The decrease was due to a reduction in professional fees and compensation.

For the six months ended June 30, 2010 and 1009, general and administrative expenses were $320,166 and $602,406 respectively. The decrease was due to a reduction in professional fees and compensation.

Liquidity and capital resources

From inception (April 22, 2004) through June 30, 2010, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, Concorde.

The net cash proceeds from the Regulation E offerings since inception have been $1,711,731 through June 30, 2010.

Blackhawk had a net decrease in assets resulting from operations of $318,747 for the six months ended June 30, 2010, and had total net liabilities of $453,243 at June 30, 2010 and to date has made one investment in an eligible portfolio company, MacroMarkets, LLC.  Blackhawk intends to raise capital and access the equity markets to raise cash to fund investments.  The ability of Blackhawk to raise capital in this current market environment will be very difficult.  Small business development companies similar to Blackhawk are encountering trying market conditions in attempts to raise capital.  There can be no assurance that Blackhawk will be able to raise capital.  Since inception, Blackhawk's operations have been principally funded by three Regulation E offerings and by loans from Concorde.  To the extent that current resources are not sufficient for the Company to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to the Company to subsidize operational expenses to operate through July 1, 2011 to the extent that Concorde has such capital available.  Concorde currently does not have the capital to provide to Blackhawk such financial support.  If the Company is unable to raise capital or if Concorde is unable to provide sufficient capital to the Company to fund its operational expenses, it would have an adverse impact on liquidity and operations.  Such uncertainty raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated framework.  Based upon this evaluation, management (consisting of one individual, Dr. Craig A. Zabala, who serves as the Company’s principal executive officer and acting principal financial officer) concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  This conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting are ineffective as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and continues to be ineffective as of June 30, 2010.  In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our management assessed the effectiveness of the Company's internal control over financial reporting was not effective based on management's identification of the material weaknesses as follows:  (1) Blackhawk has a material weakness in its internal controls due to a lack of segregation of duties, and (2) Blackhawk lacks the resources to hire additional personnel to perform this function until it raises additional capital.

Changes in Internal Controls over Financial Reporting.  During the quarter ended June 30, 2010, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the first quarter ended June 30, 2010.

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

BLACKHAWK CAPITAL GROUP BDC, INC.

Date: August 13, 2010	By:	/s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: August 13, 2010	By:	/s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer