Form 10-Q
period 2010-09-30
BLACKHAWK CAPITAL GROUP BDC INC
filed 2010-11-18
CIK 1294345

OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2011 Estimated average burden hours per response…187.50
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐                                           No    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on November 17, 2010

Common Stock, $0.00001 par value	32,467,484

SEC 1296 (12-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLACKHAWK CAPITAL GROUP BDC, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Statements of Assets and Liabilities as of September 30, 2010 (unaudited) and December 31, 2009	2

	Condensed Schedule of Investments as of September 30, 2010 (unaudited)	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited)	4

	Condensed Statements of Changes in Net Assets (Liabilities) for the nine months ended September 30, 2010 (unaudited) and year ended December 31, 2009	5

	Condensed Statement of Stockholders' Equity (Capital Deficit) for the nine months ended September 30, 2010 (unaudited) and year ended December 31, 2009	6

	Condensed Statements of Cash Flows for the nine months ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited)	7

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	19

Item 4T.	Controls and Procedures.	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	20

Item 1A.	Risk Factors.	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3.	Defaults upon Senior Securities.	20

Item 4.	Submission of Matters to a Vote of Security Holders.	20

Item 5.	Other Information.	20

Item 6.	Exhibits.	20

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
	(Unaudited)

ASSETS:
Investment at fair value (cost $250,000 and $326,350)	$250,000	$325,123
Cash and cash equivalents	82	59,715
Prepaid expenses	-	17,278

TOTAL ASSETS	$250,082	$402,116

LIABILITIES
Accrued expenses	$792,004	$536,612
TOTAL LIABILITIES	792,004	536,612

NET ASSETS
Common stock, par value $0.00001 per share
1,000,000,000 shares authorized,
32,467,484 shares issued and
outstanding in 2010 and 2009	325	325
Additional paid-in capital	2,106,641	2,106,641
Accumulated net investment loss	(2,648,888)	(2,240,235)
Net unrealized loss on investment	-	(1,227)
TOTAL NET LIABILITIES	(541,922)	(134,496)

TOTAL LIABILITIES AND NET ASSETS/LIABILITIES	$250,082	$402,116

NET LIABILITY VALUE PER COMMON SHARE	$(0.01669)	$(0.00414)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
CONDENSED SCHEDULE OF INVESTMENTS (Unaudited)
SEPTEMBER 30, 2010

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	NUMBER OF UNITS	COST	FAIR VALUE	% OF TOTAL ASSETS
MacroMarkets, LLC	Capital Interests	1/21/09	624,432	$250,000	$250,000	99.97%

See notes to condensed financial statements

DECEMBER 31, 2009

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	NUMBER OF OF UNITS	COST	FAIR VALUE	% OF TOTAL ASSETS
MacroMarkets, LLC	Capital Interests	1/21/09	624,432	$250,000	$250,000	62.17%

Caterpillar Fin. 4.15% due 1/15/10	Notes	10/13/09	25,000	$25,495	$25,024	6.22%

Citigroup 4.125% due 2/22/10	Notes	10/13/09	25,000	$25,421	$25,100	6.24%

Protective Life 4.05% due 1/15/10	Notes	10/13/09	25,000	$25,434	$24,999	6.22%

				$326,350	$325,123

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009

INVESTMENT INCOME:
Interest income	-	$131	$192	$6,099
TOTAL INVESTMENT INCOME	-	131	-	6,099

EXPENSES:
Compensation	15,000	31,124	64,969	206,925
Professional fees	48,020	140,317	250,935	499,358
Consulting fees	-	16,250	-	16,250
Advisory fees	2,263	2,188	7,104	12,030
Rent-related party	12,000	12,000	36,000	36,000
Filing fees	3,174	2,236	9,781	21,076
Insurance	7,960	14,516	24,445	26,476
Other	262	633	15,611	3,555
TOTAL EXPENSES	88,679	219,264	408,845	821,670

NET INVESTMENT LOSS	(88,679)	(219,133)	(408,653)	(815,571)

UNREALIZED LOSS ON INVESTMENTS	-	1,288	1,227	1,288

NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	(88,679)	$(217,845)	$(407,426)	$(814,283)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00273)	$(0.00671)	$(0.01255)	$(0.02508)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	32,467,484	32,467,484	32,467,484	32,467,484

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

	NINE MONTHS ENDED SEPTEMBER 30, 2010	YEAR ENDED DECEMBER 31, 2009
	(Unaudited)

DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(408,653)	$(986,533)
Unrealized gain on investments	1,227	61
NET DECREASE IN ASSETS
RESULTING FROM OPERATIONS	(407,426)	(986,472)

CAPITAL STOCK TRANSACTIONS:
Stock-based compensation	-	132,000
NET INCREASE IN ASSETS FROM
CAPITAL STOCK TRANSACTIONS	-	132,000

TOTAL DECREASE IN NET ASSETS	(407,426)	(854,472)

NET (LIABILITIES) ASSETS - BEGINNING OF PERIOD	(134,496)	719,976

NET LIABILITIES - END OF PERIOD	$(541,922)	$(134,496)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

		COMMON STOCK		ADDITIONAL PAID-IN	NET UNREALIZED APPRECIATION ON	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	CAPITAL	INVESTMENT	LOSS

Balance-December 31,2008	$719,976	32,467,484	$325	$1,974,641	$(1,288)	$(1,253,702)

Net decrease in assets resulting from operations	(986,472)	-	-		61	(986,533)

Stock-based compensation	132,000			132,000

Balance-December 31, 2009 (audited)	(134,496)	32,467,484	325	2,106,641	(1,227)	(2,240,235)

Net decrease in assets resulting from operations	(407,426)	-	-	-	1,227	(408,653)

Balance-September 30, 2010 (unaudited)	$(541,922)	32,467,484	$325	$2,106,641	$-	$(2,648,888)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and net decrease in assets resulting from operations	$(407,426)	$(814,283)
Adjustments to reconcile net investment loss and net decrease in assets to net cash (used in) provided by operating activities:
Unrealized gain on investments	(1,227)	(1,288)
Stock Based Compensation	-	132,000
Change in operating assets and liabilities:
Increase in accrued expenses	255,392	323,119
Decrease (increase) in prepaid expenses	17,278	(21,450)
Purchase of Investments	-	(250,000)
Proceeds from sale and redemption of investments	76,350	654,024

NET CASH (USED IN) PROVIDED BY OPERATING AND NET CHANGE IN CASH	(59,633)	22,122

CASH AND EQUIVALENTS – BEGINNING OF PERIOD	59,715	173,797

CASH AND EQUIVALENTS – END OF PERIOD	$82	$194,919

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
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

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year.  The interim unaudited financial statements and notes thereto have not been reviewed by an outside auditor and should be read in conjunction with the December 31, 2009 financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.

The Company had a net decrease in assets resulting from operations for the three and nine-month periods ended September 30, 2010 of $88,679 and $407,426, respectively, and total net liabilities of $541,922 as of September 30, 2010.  Since inception, the Company’s operations have been principally funded by Regulation E offerings and The Concorde Group, Inc. (“Concorde”), a corporation controlled by the founder and an affiliate of the Company.  To the extent that current resources are not sufficient for the Company to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to the Company to subsidize operational expenses to operate through October 1, 2011 to the extent that Concorde has such capital available.  If the Company is unable to raise equity capital or if Concorde is unable to provide sufficient capital to the Company to fund its operational expenses, it would have an adverse impact on liquidity and operations.  Such uncertainty raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which expands disclosure requirements relating to fair value measurements. The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuance and settlements relating to Level 3 measurements. The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities. Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required. The Company adopted the provisions of the guidance as of September 30, 2010. Disclosures are not required for earlier periods presented for comparative purposes. The new guidance affects disclosures only and therefore, the adoption had no impact on the Company’s results of operation or financial position.

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

The following table provides basic and diluted earnings (loss) per share for the three months ended September 30, 2010 and 2009:

	Net Loss	Weighted Average Shares	Basic and Diluted Loss Per Share

Three Months Ended September 30, 2010	$(88,679)	32,467,484	$(0.00273)

	Net Loss	Weighted Average Shares	Basic and Diluted Loss Per Share

Three Months Ended September 30, 2009	$(217,845)	32,467,484	$(0.00671)

The following table provides Basic and Diluted EPS for the nine months ended September 30, 2010 and 2009:

	Net Loss	Weighted Average Shares	Basic and Diluted Loss Per Share

Nine Months Ended September 30, 2010	$(407,426)	32,467,484	$(0.01255)

Nine Months Ended September 30, 2009	$(814,283)	32,467,484	$(0.02508)

There were no potential dilutive securities issued or outstanding for the three months ended September 30, 2010.  For the three months ended September 30, 2009, 600,000 shares attributable to stock options were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

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

As of September 30, 2010, net deferred tax assets aggregated approximately $1,139,000 and consist principally of net operating loss carry forwards and capitalized start up costs, which were fully reserved based on the likelihood of realization.  The net operating loss will expire by 2029.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of September 30, 2010 and December 31, 2009, the Company has not recorded any unrecognized tax benefits.  The Company's policy is to recognize interest and penalties in general and administrative expense.

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
September 30, 2010
Financial Assets
Membership Interest in LLC	$250,000			$250,000
Total Financial Assets	$250,000			$250,000
December 31, 2009:
Financial Assets
Notes	$75,123	-	$75,123	$-
Membership Interest in LLC	250,000		-	250,000
Total Financial Assets	$325,123	-	$75,123	$250,000

The following table presents additional information about assets measured at fair value using Level 3 inputs for the three months ended September 30, 2010:

Membership Interest In LLC
Balance as of January 1, 2010	$250,000
Purchases	-
Balance as of September 30, 2010	$250,000

There was no change in the unrealized gain/(losses) in earnings of the Company's Level 3 assets still held at September 30, 2010.

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

4. RELATED PARTY TRANSACTIONS

The Company shares office space and other administrative functions with Concorde.  The Board voted to start paying Concorde monthly rent of $4,000 beginning January 1, 2009.  Rent incurred in each of the three and nine months ended September 30, 2010 and 2009 amounted to $12,000 and $36,000, respectively.

5. INVESTMENT ADVISORY AGREEMENTS

Pursuant to an investment advisory management agreement dated October 31, 2006, Blackhawk engaged Barak Asset Management, LLC (“Barak”), a Delaware limited liability company who is an investment adviser registered under the Investment Advisers Act of 1940 (“Advisers Act”), to serve as an investment adviser to Blackhawk and manage its portfolio of investments.  The agreement is for a one-year term and extendable for one year periods.  The agreement with Barak expired on October 31, 2010.  Any one-year extension of the Barak agreement must be approved by (a) the vote of the Company’s board of directors, or the vote of a majority of the Company’s outstanding voting securities, and (b) the vote of the majority of the Company’s independent directors.

Investment advisory fees are calculated based upon the average cash value of assets at the end of each quarter including the value of any withdrawals from the assets made during that quarter ranging from 0.50% to 1.80% of assets managed.  Fees are billed and payable quarterly in arrears (or a prorated period when applicable).

For the three and nine months ended September 30, 2010 and 2009, the Company incurred fees in the amount of $2,263 and $2,188, respectively, and $7,104 and $12,030, respectively.

6. ACCRUED EXPENSES

Accrued expenses at September 30, 2010 and December 31, 2009 consist principally of legal fees.

7. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2010 and for the year ended December 31, 2009, the Company did not sell or issue any shares of Common Stock.

8. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2010 and 2009, and the year ended December 31, 2009.

	NINE MONTHS ENDED September 30, 2010 (unaudited)	NINE MONTHS ENDED September 30, 2009 (unaudited)	YEAR ENDED DECEMBER 31, 2009

Per Share Data:
Net asset value – beginning of period	$(0.00414)	$0.02218	$0.02218
Net investment loss [1]	(0.01259)	(0.02512)	(0.03039)
Net realized and unrealized gain (loss) [1]	0.00004	0.00410	0.00407

Net asset/(liability) value – end of period	$(0.01669)	$0.00116	$(0.00414)

Total return based on net asset value [2]	(303)%	(95)%	(119)%

Common shares outstanding – end of period	32,467,484	32,467,484	32,467,484
Ratio/Supplemental Data:
Net assets/(liabilities) – end of period	$(541,922)	$37,693	$(134,496)

Ratio of net investment loss to average net assets [3]	[4 ]	(294)%	(334)%

Ratio of operating expenses to average net assets [3]	[4 ]	296%	(336)%

1	Calculated based on weighted average shares outstanding during period.

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

The following table summarizes activity under the Company's stock option plans for the nine months ended September 30, 2010:

	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding at beginning of period	600,000	$0.40
Grants
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	600,000	$0.40		$0
Exercisable at end of period	600,000	$0.40		$0

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company's common stock.  As of September 30, 2010, there were no options outstanding to purchase shares with an exercise price below the quoted price of the Company's common stock.

There were no stock options granted during the three months ended September 30, 2010.  The weighted average fair value at date of grant for options granted during the three months ended September 30, 2009 was $.22.  The Company recorded $132,000 of compensation expense for the nine months ended September 30, 2009.  Estimated unrecognized stock-based compensation relating to stock options as of September 30, 2010 is $0.

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

Accounting policies

Basis of presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X.  Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year.  The interim unaudited financial statements and notes thereto have not been reviewed by an outside auditor and should be read in conjunction with the December 31, 2009 audited financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of September 30, 2010, net deferred tax assets aggregated $1,139,000, and consist principally of net operating loss carry forwards and capitalized start up costs which, were fully reserved based on the likelihood of realization.  The net operating loss will expire by 2029.

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

Results of operations

Investment income

For the three months ended September 30, 2010 and 2009, we had $0 and $131, respectively, of interest income.

For the nine months ended September 30, 2010 and 2009, we had $192 and $6,099, respectively, of interest income.

General and administrative expenses

For the three months ended September 30, 2010 and 2009, general and administrative expenses were $88,679 and $219,264, respectively.  The decrease was due to a reduction in professional fees and compensation.

For the nine months ended September 30, 2010 and 2009, general and administrative expenses were $408,845 and $821,670, respectively.  The decrease was due to a reduction in professional fees and compensation.

Liquidity and capital resources

From inception (April 22, 2004) through September 30, 2010, Blackhawk funded its cash operating requirements through the sale of its common stock and loans from an affiliated company, Concorde.

The net cash proceeds from the Regulation E offerings since inception have been $1,711,731 through September 30, 2010.

Blackhawk had a net decrease in assets resulting from operations of $407,426 for the nine months ended September 30, 2010, and had total net liabilities of $541,922 at September 30, 2010 and to date has made one investment in an eligible portfolio company, MacroMarkets, LLC.  Blackhawk intends to raise capital and access the equity markets to raise cash to fund investments.  The ability of Blackhawk to raise capital in this current market environment will be very difficult.  Small business development companies similar to Blackhawk are encountering trying market conditions in attempts to raise capital.  There can be no assurance that Blackhawk will be able to raise capital.  Since inception, Blackhawk's operations have been principally funded by three Regulation E offerings and by loans from Concorde.  To the extent that current resources are not sufficient for the Company to pay its obligations as they become due, Concorde has agreed to provide sufficient capital to the Company to subsidize operational expenses to operate through October 1, 2011 to the extent that Concorde has such capital available.  Concorde currently does not have the capital to provide to Blackhawk such financial support.  If the Company is unable to raise capital or if Concorde is unable to provide sufficient capital to the Company to fund its operational expenses, it would have an adverse impact on liquidity and operations.  Such uncertainty raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated framework.  Based upon this evaluation, management (consisting of one individual, Dr. Craig A. Zabala) concluded that the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  This conclusion regarding the Company's disclosure controls and procedures is based solely on management's conclusion that the Company's internal control over financial reporting are ineffective as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and continues to be ineffective as of September 30, 2010.  In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our management assessed the effectiveness of the Company's internal control over financial reporting was not effective based on management's identification of the material weaknesses as follows:  (1) Blackhawk has a material weakness in its internal controls due to a lack of segregation of duties, and (2) Blackhawk lacks the resources to hire additional personnel to perform this function until it raises additional capital.

Changes in Internal Controls over Financial Reporting.  During the quarter ended September 30, 2010, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the third quarter ended September 30, 2010.

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

BLACKHAWK CAPITAL GROUP BDC, INC.

Date: November 18, 2010	By:	/s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: November 18, 2010	By:	/s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer