Form 10-Q/A
period 2010-09-30
BLACKHAWK CAPITAL GROUP BDC INC
filed 2010-12-13
CIK 1294345

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

Non-accelerated filer☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           ☐                                           No           ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on December 10, 2010

Common Stock, $0.00001 par value	32,467,484

SEC 1296 (12-05)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for the fiscal quarter ended September 30, 2010 ("Form 10-Q")  is being filed by Blackhawk Capital Group BDC Inc. ("Company") to set forth the review of the Form 10-Q by EisnerAmper LLP, the Company's independent public accountants.

BLACKHAWK CAPITAL GROUP BDC, INC.
INDEX
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Review Report of Independent Registered Public Accounting Firm	3

	Condensed Statements of Assets and Liabilities as of September 30, 2010 (unaudited) and December 31, 2009	4

	Condensed Schedule of Investments as of September 30, 2010 (unaudited) and December 31, 2009	5

	Condensed Statements of Operations for the three and nine months ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited)	6

	Condensed Statements of Changes in Net Assets (Liabilities) for the nine months ended September 30, 2010 (unaudited) and year ended December 31, 2009	7

	Condensed Statement of Stockholders' Equity (Capital Deficit) for the nine months ended September 30, 2010 (unaudited) and year ended December 31, 2009	8

	Condensed Statements of Cash Flows for the nine months ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited)	9

	Notes to Condensed Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	21

Item 4	Controls and Procedures.	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	22

Item 1A.	Risk Factors.	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults upon Senior Securities.	22

Item 4.	Submission of Matters to a Vote of Security Holders.	22

Item 5.	Other Information.	23

Item 6.	Exhibits.	23

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Blackhawk Capital Group BDC, Inc.

We have reviewed the accompanying condensed statement of assets and liabilities of Blackhawk Capital Group BDC, Inc. (the "Company") as of September 30, 2010, including the schedule of investments, and the related condensed statements of operations for the three and nine-month periods ended September 30, 2010 and 2009, changes in net assets (liabilities) and stockholders’ equity (capital deficit) for the nine months ended September 30, 2010, and cash flows for the nine months ended September 30, 2010 and 2009 and financial highlights for the nine months ended September 30, 2010 and 2009.  These interim condensed financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the condensed financial statements, the Company has had a net decrease in assets resulting from operations for the three and nine-month periods ended September 30, 2010 and as of September 30, 2010 has liabilities in excess of assets and may not be able to fund operating expenses without additional capital and/or loans.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to this matter is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of the Company as of December 31, 2009, including the schedule of investments, and the related statements of operations, changes in net assets, stockholders’ equity (capital deficit), and cash flows for the year then ended (not presented herein), and in our report dated March 30, 2010, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph with respect to substantial doubt about the Company’s ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed statement of assets and liabilities as of December 31, 2009, including the schedule of investments, and the condensed statement of changes in net assets (liabilities) and stockholders’ equity (capital deficit) for the year ended December 31, 2009, is fairly stated in all material respects in relation to the financial statements from which it has been derived.

EisnerAmper LLP
New York, New York

December 10, 2010

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
	(Unaudited)
ASSETS:
Investment at fair value (cost $250,000 and $326,350)	$250,000	$325,123
Cash and cash equivalents	82	59,715
Prepaid expenses	-	17,278

TOTAL ASSETS	$250,082	$402,116

LIABILITIES
Salaries Payable	$35,000	$-
Rent payable to affiliate	14,000	-
Due to affiliate	8,484	-
Accrued expenses	734,520	536,612
TOTAL LIABILITIES	792,004	536,612

NET LIABILITIES
Common stock, par value $0.00001 per share 1,000,000,000 shares authorized, 32,467,484 shares issued and outstanding in 2010 and 2009	325	325
Additional paid-in capital	2,106,641	2,106,641
Accumulated net investment loss	(2,648,888)	(2,240,235)
Net unrealized loss on investment	-	(1,227)
TOTAL NET LIABILITIES	(541,922)	(134,496)

TOTAL LIABILITIES AND NET LIABILITIES	$250,082	$402,116

NET LIABILITY VALUE PER COMMON SHARE	$(0.01669)	$(0.00414)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010
(Unaudited)

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	NUMBER OF UNITS	COST	FAIR VALUE	% OF TOTAL ASSETS
MacroMarkets, LLC	Capital Interests	1/21/09	624,432	$250,000	$250,000	99.97

See notes to condensed financial statements

DECEMBER 31, 2009

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	PRINCIPLE AMOUNT / NUMBER OF OF UNITS	COST	FAIR VALUE	% OF TOTAL ASSETS
MacroMarkets, LLC	Capital Interests	1/21/09	624,432	$250,000	$250,000	62.17
Caterpillar Fin. 4.15% due 1/15/10	Notes	10/13/09	$25,000	25,495	25,024	6.22
Citigroup 4.125% due 2/22/10	Notes	10/13/09	$25,000	25,421	25,100	6.24
Protective Life 4.05% due 1/15/10	Notes	10/13/09	$25,000	25,434	24,999	6.22
				$326,350	$325,123

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009

INVESTMENT INCOME:
Interest income	$-	$131	$192	$6,099
TOTAL INVESTMENT INCOME	-	131	192	6,099

EXPENSES:
Compensation	15,000	31,124	64,969	206,925
Professional fees	48,020	140,317	250,935	499,358
Consulting fees	-	16,250	-	16,250
Advisory fees	2,263	2,188	7,104	12,030
Rent-related party	12,000	12,000	36,000	36,000
Filing fees	3,174	2,236	9,781	21,076
Insurance	7,960	14,516	24,445	26,476
Other	262	633	15,611	3,555
TOTAL EXPENSES	88,679	219,264	408,845	821,670

NET INVESTMENT LOSS	(88,679)	(219,133)	(408,653)	(815,571)
NET CHANGE IN UNREALIZED GAIN ON INVESTMENTS	-	1,288	1,227	1,288

NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(88,679)	$(217,845)	$(407,426)	$(814,283)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00273)	$(0.00671)	$(0.01255)	$(0.02508)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	32,467,484	32,467,484	32,467,484	32,467,484

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

	NINE MONTHS ENDED SEPTEMBER 30, 2010	YEAR ENDED DECEMBER 31, 2009
	(Unaudited)

DECREASE IN NET ASSETS FROM OPERATIONS
Net investment loss	$(408,653)	$(986,533)
Unrealized gain on investments	1,227	61
NET DECREASE IN ASSETS
RESULTING FROM OPERATIONS	(407,426)	(986,472)

CAPITAL STOCK TRANSACTIONS:
Stock-based compensation	-	132,000
NET INCREASE IN ASSETS FROM
CAPITAL STOCK TRANSACTIONS	-	132,000

TOTAL DECREASE IN NET ASSETS	(407,426)	(854,472)

NET (LIABILITIES) ASSETS - BEGINNING OF PERIOD	(134,496)	719,976

NET LIABILITIES - END OF PERIOD	$(541,922)	$(134,496)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

		COMMON STOCK		ADDITIONAL PAID-IN	NET UNREALIZED APPRECIATION/ (DEPRECIATION) ON	ACCUMULATED NET INVESTMENT
	TOTAL	SHARES	AMOUNT	CAPITAL	INVESTMENT	LOSS
Balance-December 31,2008	$719,976	32,467,484	$325	$1,974,641	$(1,288)	$(1,253,702)

Net decrease in assets resulting from operations	(986,472)	-	-		61	(986,533)

Stock-based compensation	132,000			132,000

Balance-December 31, 2009	(134,496)	32,467,484	325	2,106,641	(1,227)	(2,240,235)

Net decrease in assets resulting from operations	(407,426)	-	-	-	1,227	(408,653)

Balance-September 30, 2010 (unaudited)	$(541,922)	32,467,484	$325	$2,106,641	$-	$(2,648,888)

See notes to condensed financial statements

BLACKHAWK CAPITAL GROUP BDC INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net investment loss and net decrease in assets resulting from operations	$(407,426)	$(814,283)
Adjustments to reconcile net investment loss and net decrease in assets to net cash (used in) provided by operating activities:
Unrealized gain on investments	(1,227)	(1,288)
Stock Based Compensation	-	132,000
Expenses paid by affiliate	8,484	-
Change in operating assets and liabilities:
Increase in accrued expenses	197,908	323,119
Decrease (increase) in prepaid expenses	17,278	(21,450)
Salaries payable	35,000	-
Rent payable to affiliate	14,000	-
		-
Purchase of Investments	-	(250,000)
Proceeds from sale and maturity of investments	76,350	654,024

NET CASH (USED IN) PROVIDED BY OPERATING AND NET CHANGE IN CASH	(59,633)	22,122

CASH AND EQUIVALENTS – BEGINNING OF PERIOD	59,715	172,797

CASH AND EQUIVALENTS – END OF PERIOD	$82	$194,919

SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS
Expenses paid by affiliate	$8,484	$-

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

Basis of presentation

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year.  The interim unaudited financial statements and notes thereto were reviewed by an outside auditor and should be read in conjunction with the December 31, 2009 financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.

The Company had a net decrease in assets resulting from operations for the three and nine-month periods ended September 30, 2010 of $88,679 and $407,426, respectively, and total net liabilities of $541,922 as of September 30, 2010.  Since inception, the Company’s operations have been principally funded by Regulation E offerings and The Concorde Group, Inc. (“Concorde”), a corporation controlled by the founder and an affiliate of the Company.    If the Company is unable to raise additional equity capital or if Concorde is unable to provide sufficient capital to the Company to fund its operational expenses, it would have an adverse impact on liquidity and operations.  Such uncertainty raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.  The Company intends to raise capital and access the equity markets to raise cash to fund investment; however, there can be no assurance that the Company will be able to raise capital.

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

The following table provides Basic and Diluted earning (loss) per share for the nine months ended September 30, 2010 and 2009:

	Net Loss	Weighted Average Shares	Basic and Diluted Loss Per Share
Nine Months Ended September 30, 2010	$(407,426)	32,467,484	$(0.01255)
Nine Months Ended September 30, 2009	$(814,283)	32,467,484	$(0.02508)

For the three and nine months ended September 30, 2010 and 2009, 600,000 shares attributable to stock options were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

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

As of September 30, 2010, total deferred tax assets aggregated approximately $1,142,000 and consist principally of net operating loss carry forwards and capitalized start up costs, which were fully reserved based on the likelihood of realization.  The net operating loss will expire by 2029.

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

The carrying values and estimated fair values of the Company's financial instruments for the periods presented are as follows:

	Total Value	Quote Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010
Financial Assets
Membership Interest in LLC	$250,000			$250,000
Total Financial Assets	$250,000			$250,000

December 31, 2009:
Financial Assets
Notes	$75,123	-	$75,123	$-
Membership Interest in LLC	250,000		-	250,000
Total Financial Assets	$325,123	-	$75,123	$250,000

The following table presents additional information about assets measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2010:

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

4. RELATED PARTY TRANSACTIONS

The Company shares office space and other administrative functions with Concorde.  The Board voted to start paying Concorde monthly rent of $4,000 beginning January 1, 2009.  Rent incurred in each of the three and nine months ended September 30, 2010 and 2009 amounted to $12,000 and $36,000, respectively. At September 30, 2010, $14,000 was due to Concorde.

Due to affiliate of $8,484 at September 30, 2010 represents expenses paid by Concorde on behalf of the Company.

5. INVESTMENT ADVISORY AGREEMENTS

Pursuant to an investment advisory management agreement dated October 31, 2006, Blackhawk engaged Barak Asset Management, LLC (“Barak”), a Delaware limited liability company who is an investment adviser registered under the Investment Advisers Act of 1940 (“Advisers Act”), to serve as an investment adviser to Blackhawk and manage its portfolio of investments.  The agreement is for a one-year term and extendable for one year periods.  The term of this agreement was extended to October 31, 2011.  Any one-year extension of the Barak agreement must be approved by (a) the vote of the Company’s board of directors, or the vote of a majority of the Company’s outstanding voting securities, and (b) the vote of the majority of the Company’s independent directors.

Investment advisory fees are calculated based upon the average cash value of assets at the end of each quarter including the value of any withdrawals from the assets made during that quarter ranging from 0.05% to 0.22% of assets managed.  Fees are billed and payable quarterly in arrears (or a prorated period when applicable).

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

8. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended September 30, 2010 and 2009, and the year ended December 31, 2009.

	NINE MONTHS ENDED September 30, 2010 (unaudited)	NINE MONTHS ENDED September 30, 2009 (unaudited)	YEAR ENDED DECEMBER 31, 2009

Per Share Data:
Net asset (liability) value – beginning of period	$(0.00414)	$0.02218	$0.02218
Net investment loss[1]	(0.01259)	(0.02512)	(0.03039)
Net change in unrealized gain (loss) [1]	0.00004	0.00410	0.00407

Net asset/(liability) value – end of period	$(0.01669)	$0.00116	$(0.00414)

Total return based on net asset value [2]	(303)%	(95)%	(119)%

Common shares outstanding – end of period	32,467,484	32,467,484	32,467,484
Ratio/Supplemental Data:
Net assets/(liabilities) – end of period	$(541,922)	$37,693	$(134,496)

Ratio of net investment loss to average net assets[3]	[4 ]	(294)%	(334)%

Ratio of operating expenses to average net assets[3]	[4 ]	296%	336%

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

The following table summarizes activity under the Company's stock option plans for the nine months ended September 30, 2010:

	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding at beginning of period	600,000	$0.40
Grants
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	600,000	$0.40	8.33	$0
Exercisable at end of period	600,000	$0.40	8.33	$0

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

11. SUBSEQUENT EVENT

On December 9, 2010 the Company entered into an interim employment agreement ("Interim Agreement") with Walter V. E. Parker ("Executive").  The term of the Interim Agreement is the first to occur of one year from the execution of the Interim Agreement or 90 days after final closing of Blackhawk's $5,000,000 (maximum) common stock offering under Regulation E of the Securities Act of 1933 ("Offering") when the Company will execute a formal employment agreement with the Executive ("Formal Agreement").  The purpose of the Interim Agreement is to have a President in place at the Company while the Company conducts its Regulation E Offering (as defined herein) who can assist with selling shares in the Offering and conducting the business and operations of the Company.  The Board of Directors of the Company approved the interim agreement on December 6, 2010 by unanimous written consent.

Under the Interim Agreement, the Executive shall serve as President and will be paid a base salary of $10,000 for the first six months and $15,000 for the remainder of the term.  His salary accrues, however, until the Company raises $1,000,000 in the Offering.  He also receives the following stock options pursuant to the Company's Stock Option Plan and approval by the Company's Stock Option Committee: (a) upon $1,000,000 being raised in the Offering, 250,000 options at an exercise price of $0.40 per share; (b) upon the next $1,000,000 being raised in the Offering, an additional 250,000 options at the exercise price of $0.40; (c) upon the next $1,000,000 being raised in the Offering, an additional 200,000 options at the exercise price of $0.40; and (d) upon the next $1,000,000 being raised in the Offering, an additional 200,000 options at the exercise price of $0.40 per share. Until the Formal Agreement is entered into by the Company and the Executive, if the Executive is terminated for any reason other than cause and the Company has placed at least $1,500,000 of the Offering, he receives the greater of accrued salary to date or $100,000 severance payment and his options granted to date vest.

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

Accounting policies

Basis of presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X.  Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year.  The interim unaudited financial statements and notes thereto were reviewed by an outside auditor and should be read in conjunction with the December 31, 2009 audited financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.  As of September 30, 2010, total deferred tax assets aggregated $1,142,000, and consist principally of net operating loss carry forwards and capitalized start up costs which, were fully reserved based on the likelihood of realization.  The net operating loss will expire by 2029.

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

Blackhawk had a net decrease in assets resulting from operations for the three and nine-month periods ended September 30, 2010 of $ 88,679 and $407,426, respectively, for the nine months ended September 30, 2010, and had total net liabilities of $541,922 at September 30, 2010 and to date has made one investment in an eligible portfolio company, MacroMarkets, LLC.  Blackhawk intends to raise capital and access the equity markets to raise cash to fund investments.  The ability of Blackhawk to raise capital in this current market environment will be very difficult.  Small business development companies similar to Blackhawk are encountering trying market conditions in attempts to raise capital.  There can be no assurance that Blackhawk will be able to raise capital.  Since inception, Blackhawk's operations have been principally funded by three Regulation E offerings and by loans from Concorde.  If the Company is unable to raise capital or if Concorde is unable to provide sufficient capital to the Company to fund its operational expenses, it would have an adverse impact on liquidity and operations.  Such uncertainty raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

As of September 30, 2010, Concorde paid $8,484 of expenses on behalf of the Company.

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

Item 4. Controls and Procedures.

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

BLACKHAWK CAPITAL GROUP BDC, INC.

Date: December 13, 2010	By:	/s/ Craig A. Zabala
Craig A. Zabala, Chief Executive Officer

Date: December 13, 2010	By:	/s/ Craig A. Zabala
Craig A. Zabala, Acting Chief Financial Officer